Form 10-Q
period 2018-06-30
HighPoint Resources Corp
filed 2018-08-09
CIK 1725526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 212,410,301 shares of $0.001 par value common stock outstanding on July 25, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2018	December 31, 2017
	(in thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$107,379	$314,466
Accounts receivable, net of allowance for doubtful accounts	63,443	51,415
Prepayments and other current assets	2,697	1,782
Total current assets	173,519	367,663
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	1,676,068	1,361,168
Unproved oil and gas properties, excluded from amortization	732,475	84,676
Furniture, equipment and other	19,329	17,899
	2,427,872	1,463,743
Accumulated depreciation, depletion, amortization and impairment	(522,252)	(444,863)
Total property and equipment, net	1,905,620	1,018,880
Deferred financing costs and other noncurrent assets	3,814	4,163
Total	$2,082,953	$1,390,706
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and other accrued liabilities	$113,638	$84,055
Amounts payable to oil and gas property owners	46,825	16,594
Production taxes payable	35,282	26,876
Derivative liabilities	66,406	20,940
Current portion of long-term debt	2,096	469
Total current liabilities	264,247	148,934
Long-term debt, net of debt issuance costs	616,625	617,744
Asset retirement obligations	24,766	16,097
Deferred income taxes	137,111	—
Derivatives and other noncurrent liabilities	25,001	9,377
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.001 par value; authorized 400,000,000 and 300,000,000 shares at June 30, 2018 and December 31, 2017, respectively; 212,349,072 and 110,363,539 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively, with 2,858,278 and 1,394,868 shares subject to restrictions, respectively	209	109
Additional paid-in capital	1,767,899	1,279,507
Retained earnings (accumulated deficit)	(752,905)	(681,062)
Treasury stock, at cost: zero shares at June 30, 2018 and December 31, 2017	—	—
Total stockholders' equity	1,015,203	598,554
Total	$2,082,953	$1,390,706
See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Operating Revenues:
Oil, gas and NGL production	$110,118	$50,941	$190,949	$101,366
Other operating revenues, net	280	125	259	236
Total operating revenues	110,398	51,066	191,208	101,602
Operating Expenses:
Lease operating expense	7,594	5,506	13,845	11,368
Gathering, transportation and processing expense	1,012	535	1,431	1,024
Production tax expense	9,684	3,434	14,859	3,756
Exploration expense	7	3	20	30
Impairment, dry hole costs and abandonment expense	108	1	425	8,075
(Gain) loss on sale of properties	564	—	972	(92)
Depreciation, depletion and amortization	52,175	39,337	93,160	77,677
Unused commitments	4,572	4,558	9,110	9,130
General and administrative expense	11,624	8,943	21,731	18,292
Merger transaction expense	1,277	—	6,040	—
Other operating expenses, net	9	(755)	48	(1,328)
Total operating expenses	88,626	61,562	161,641	127,932
Operating Income (Loss)	21,772	(10,496)	29,567	(26,330)
Other Income and Expense:
Interest and other income	701	492	1,392	698
Interest expense	(13,093)	(16,137)	(26,183)	(30,088)
Commodity derivative gain (loss)	(56,286)	15,598	(76,619)	32,062
Gain (loss) on extinguishment of debt	—	(7,904)	—	(7,904)
Total other income and expense	(68,678)	(7,951)	(101,410)	(5,232)
Income (Loss) before Income Taxes	(46,906)	(18,447)	(71,843)	(31,562)
(Provision for) Benefit from Income Taxes	—	—	—	—
Net Income (Loss)	$(46,906)	$(18,447)	$(71,843)	$(31,562)
Net Income (Loss) Per Common Share, Basic	$(0.22)	$(0.25)	$(0.43)	$(0.42)
Net Income (Loss) Per Common Share, Diluted	$(0.22)	$(0.25)	$(0.43)	$(0.42)
Weighted Average Common Shares Outstanding, Basic	209,393,002	74,794,448	166,731,287	74,669,806
Weighted Average Common Shares Outstanding, Diluted	209,393,002	74,794,448	166,731,287	74,669,806
See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net Income (Loss)	$(46,906)	$(18,447)	$(71,843)	$(31,562)
Other comprehensive income (loss)	—	—	—	—
Comprehensive Income (Loss)	$(46,906)	$(18,447)	$(71,843)	$(31,562)
See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Operating Activities:
Net Income (Loss)	$(71,843)	$(31,562)
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	93,160	77,677
Impairment, dry hole costs and abandonment expense	425	8,075
Commodity derivative (gain) loss	76,619	(32,062)
Settlements of commodity derivatives	(23,848)	9,798
Stock compensation and other non-cash charges	3,490	3,654
Amortization of deferred financing costs	1,131	1,155
(Gain) loss on extinguishment of debt	—	7,904
(Gain) loss on sale of properties	972	(92)
Change in operating assets and liabilities:
Accounts receivable	(4,197)	2,427
Prepayments and other assets	(1,089)	(1,377)
Accounts payable, accrued and other liabilities	(36,033)	(5,585)
Amounts payable to oil and gas property owners	25,532	2,673
Production taxes payable	4,568	(4,486)
Net cash provided by (used in) operating activities	68,887	38,199
Investing Activities:
Additions to oil and gas properties, including acquisitions	(220,816)	(104,236)
Additions of furniture, equipment and other	(470)	(201)
Repayment of debt associated with merger, net of cash acquired	(53,357)	—
Proceeds from sale of properties and other investing activities	530	(615)
Net cash provided by (used in) investing activities	(274,113)	(105,052)
Financing Activities:
Proceeds from debt	—	275,000
Principal payments on debt	(232)	(322,113)
Proceeds from sale of common stock, net of offering costs	—	(298)
Deferred financing costs and other	(1,629)	(6,012)
Net cash provided by (used in) financing activities	(1,861)	(53,423)
Increase (Decrease) in Cash and Cash Equivalents	(207,087)	(120,276)
Beginning Cash and Cash Equivalents	314,466	275,841
Ending Cash and Cash Equivalents	$107,379	$155,565
See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2016	$74	$1,113,797	$(542,328)	$—	$571,543
Cumulative effect of accounting change	—	180	(509)	—	(329)
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	—	—	(1,253)	(1,252)
Stock-based compensation	—	7,099	—	—	7,099
Retirement of treasury stock	—	(1,253)	—	1,253	—
Exchange of senior notes for shares of common stock	11	48,981	—	—	48,992
Issuance of common stock, net of offering costs	23	110,703	—	—	110,726
Net income (loss)	—	—	(138,225)	—	(138,225)
Balance at December 31, 2017	109	1,279,507	(681,062)	—	598,554
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	—	—	—	(1,490)	(1,490)
Stock-based compensation (1)	—	5,982	—	—	5,982
Retirement of treasury stock	—	(1,490)	—	1,490	—
Issuance of common stock, merger	100	483,900	—	—	484,000
Net income (loss)	—	—	(71,843)	—	(71,843)
Balance at June 30, 2018	$209	$1,767,899	$(752,905)	$—	$1,015,203
See notes to Unaudited Consolidated Financial Statements.

(1)	As of June 30, 2018, includes the modification of the 2016 Program and 2017 Program from performance-based liability awards to service-based equity awards. See Note 11 for additional information.

HIGHPOINT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2018

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

Areas requiring the use of assumptions, judgments and estimates relate to volumes of oil, natural gas and NGL reserves used in calculating depreciation, depletion and amortization ("DD&A"), the amount of expected future cash flows used in determining possible impairments of oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining the fair values of assets acquired and liabilities assumed in business combinations, asset retirement obligations, the timing of dry hole costs, impairments of proved and unproved oil and gas properties, valuing deferred tax assets and estimating fair values of derivative instruments and stock-based payment awards.

Accounts Receivable. Accounts receivable is comprised of the following:

	As of June 30, 2018	As of December 31, 2017
	(in thousands)
Oil, gas and NGL sales	$41,998	$36,569
Due from joint interest owners	21,381	14,779
Other	65	270
Allowance for doubtful accounts	(1)	(203)
Total accounts receivable	$63,443	$51,415

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

The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company's oil, natural gas and NGL producing activities:

	As of June 30, 2018	As of December 31, 2017
	(in thousands)
Proved properties	$348,607	$230,800
Wells and related equipment and facilities	1,264,134	1,088,692
Support equipment and facilities	52,976	38,776
Materials and supplies	10,351	2,900
Total proved oil and gas properties (1)	$1,676,068	$1,361,168
Unproved properties (1)	620,403	18,832
Wells and facilities in progress	112,072	65,844
Total unproved oil and gas properties, excluded from amortization	$732,475	$84,676
Accumulated depreciation, depletion, amortization and impairment	(510,029)	(433,234)
Total oil and gas properties, net	$1,898,514	$1,012,610

(1)	Includes properties acquired in the Merger of $105.7 million of proved oil and gas properties and $608.6 million of unproved properties. See Note 4 for additional information regarding the Merger.

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

The Company recognized non-cash impairment charges, which were included within impairment, dry hole costs and abandonment expense in the Unaudited Consolidated Statements of Operations, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Impairment of unproved oil and gas properties (1)	$—	$—	$—	$8,010
Dry hole costs	—	—	—	2
Abandonment expense and lease expirations	108	1	425	63
Total impairment, dry hole costs and abandonment expense	$108	$1	$425	$8,075

(1)
The Company recognized impairment related to unproved oil and gas properties in the Cottonwood Gulch area of the Piceance Basin during the six months ended June 30, 2017. The Company had no current plan to develop this acreage.

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. Natural gas and NGLs are converted to an oil equivalent, Boe, at the standard rate of six Mcf to one Boe and forty-two gallons to one Boe, respectively. Estimated future dismantlement, restoration and abandonment costs are taken into consideration by this calculation.

Accounts Payable and Other Accrued Liabilities. Accounts payable and other accrued liabilities are comprised of the following:

	As of June 30, 2018	As of December 31, 2017
	(in thousands)
Accrued drilling, completion and facility costs	$77,133	$35,856
Accrued lease operating, gathering, transportation and processing expenses	6,275	4,360
Accrued general and administrative expenses	8,744	11,134
Accrued interest payable	6,482	6,484
Accrued merger transaction expenses	503	8,278
Accrued hedge settlements	4,996	65
Prepayments from partners	1,069	2,524
Trade payables	4,098	10,067
Other	4,338	5,287
Total accounts payable and other accrued liabilities	$113,638	$84,055

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

Revenue Recognition. All of the Company's sales of oil, gas and NGLs are made under contracts with customers, whereby revenues are recognized when the Company satisfies its performance obligations and the customer obtains control of the product. Performance obligations under the Company's contracts with customers are typically satisfied at a point-in-time through monthly delivery of oil, gas and/or NGLs. Accordingly, at the end of the reporting period, the Company does not have any unsatisfied performance obligations. The Company's contracts with customers typically include variable consideration based on monthly pricing tied to local indices and volumes delivered in the current month. The nature of the Company's contracts with customers does not require the Company to constrain variable consideration for accounting purposes. As of June 30, 2018, the Company had open contracts with customers with terms of 1 month to 20 years, as well as evergreen contracts that renew on a periodic basis if not canceled by the Company or the customer. The Company's contracts with customers typically require payment within one month of delivery.

Under the Company's contracts with customers, natural gas and its components, including NGLs, are either sold to a midstream entity (which processes the natural gas and subsequently sells the resulting residue gas and NGLs) or are sold to a gas or NGL purchaser after being processed by a third party for a fee. Regardless of the contract structure type, the terms of these contracts compensate the Company for the value of the residue gas and NGLs at current market prices for each product. The Company's oil is sold to multiple oil purchasers at specific delivery points at or near the wellhead. All costs incurred to gather, transport and/or process the Company's oil, gas and NGLs after control has transferred to the customer are considered components of the consideration received from the customer and thus recorded in oil, gas and NGL production revenues in the Unaudited Consolidated Statements of Operations. All costs incurred prior to the transfer of control to the customer are included in gathering, transportation and processing expense in the Unaudited Consolidated Statements of Operations.

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

Deferred income taxes also include tax credits and net operating losses that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates. Deferred tax assets are regularly reviewed, considering all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, taxable strategies and results of recent operations. The assumptions about future taxable income require significant judgment to determine whether it is more likely than not that the deferred tax asset will be realized. Changes to the Company's development plans, increases in market prices for hydrocarbons, improvements in our operating results, or other factors, could result in a release of some or all of the valuation allowance in a future period which would result in the recognition of a tax benefit.

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of June 30, 2018.

Earnings/Loss Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested shares of common stock and outstanding in-the-money stock options to purchase the Company's common stock. As the Company was in a net loss position, all potentially dilutive securities were anti-dilutive for the three and six months ended June 30, 2018 and 2017.

The following table sets forth the calculation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Net income (loss)	$(46,906)	$(18,447)	$(71,843)	$(31,562)
Basic weighted-average common shares outstanding in period	209,393	74,794	166,731	74,670
Diluted weighted-average common shares outstanding in period	209,393	74,794	166,731	74,670
Basic net income (loss) per common share	$(0.22)	$(0.25)	$(0.43)	$(0.42)
Diluted net income (loss) per common share	$(0.22)	$(0.25)	$(0.43)	$(0.42)

New Accounting Pronouncements. In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-07, Stock Compensation-Improvements to Non-employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for non-employee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation- Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The standard will not have a material impact on the Company's disclosures and financial statements.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation-Scope of Modification Accounting. The objective of this update is to provide clarity and reduce both diversity in practice and cost and complexity when applying a change to the terms or conditions of a share-based payment award. ASU 2017-09 was effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The standard was adopted on January 1, 2018 and did not have a material impact on the Company's disclosures and financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the definition of a business. The objective of this update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 was effective for annual and interim periods beginning after December 15, 2017. The standard was adopted prospectively on January 1, 2018 and did not have a material impact on the Company's disclosures and financial statements. The accounting treatment of the Merger was not affected by this guidance. See Note 4 for additional information regarding the Merger.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments. The objective of this update is to address eight specific cash flow issues in order to reduce the existing diversity in practice. ASU 2016-15 was effective for the annual periods beginning after December 15, 2017, and interim periods within those annual periods. The standard was adopted on January 1, 2018 and did not have a material impact on the Company's disclosures and financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of this update is to clarify the principles for recognizing revenue and to develop a common revenue standard. The FASB subsequently issued ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, which provided additional implementation guidance and deferred the effective date of ASU 2014-09. The standard was effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The standard was adopted on January 1, 2018 using the modified retrospective transition method, which was applied to contracts in place at the date of adoption. The adoption required the Company to net some additional gathering, transportation and processing expenses against its oil, gas and NGL production revenues. However, the cash flow and timing of the Company's revenue was not impacted and there was therefore no impact on the Company's net income (loss) or net income (loss) per common share. The standard also required additional footnote disclosures. See the "Revenue Recognition" section above for additional disclosures.

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash paid for interest	$25,058	$30,976
Cash paid for income taxes	—	—
Supplemental disclosures of non-cash investing and financing activities:
Accrued liabilities - oil and gas properties	79,792	37,175
Change in asset retirement obligations, net of disposals	7,887	10,545
Retirement of treasury stock	(1,490)	(1,230)
Properties exchanged in non-cash transactions	—	11,790
Issuance of common stock for Merger	484,000	—

4. Mergers

Merger with Fifth Creek Operating Company, LLC

On March 19, 2018, the Company completed the Merger with Fifth Creek. Assets acquired include approximately 81,000 net acres in Weld County in the DJ Basin, substantially all of which are operated, and 62 producing standard-length lateral wells and 10 producing extended-reach lateral wells. In addition, the Company recorded net proved reserves of  9.3 MMBoe, of which 4.7 MMBoe are proved developed reserves and 4.6 MMBoe are proved undeveloped reserves.

The Merger was effected through the issuance of 100,000,000 shares of the Company's common stock, with a fair value of $484.0 million on the date of closing, and the repayment of $53.9 million of Fifth Creek debt. In connection with the Merger, the Company incurred costs of approximately $14.7 million to date of severance, consulting, advisory, legal and other merger-related fees, of which $6.0 million and $8.7 million were included in the Company's Unaudited Consolidated Statement of Operations for the six months ended June 30, 2018 and in the Company's Consolidated Statement of Operations for the year ended December 31, 2017, respectively.

Purchase Price Allocation

The transaction was accounted for as a business combination, using the acquisition method, with the Company being the acquirer for accounting purposes. The following table represents the preliminary allocation of the total purchase price to the identifiable assets acquired and the liabilities assumed based on the estimated fair values at the acquisition date. We expect to complete the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate. The following table sets forth our preliminary purchase price allocation:

March 19, 2018
(in thousands)
Purchase Price:
Fair value of common stock issued	$484,000
Plus: Repayment of Fifth Creek debt	53,900
Total purchase price	537,900

Plus Liabilities Assumed:
Accounts payable and accrued liabilities	25,382
Current unfavorable contract	2,651
Other current liabilities	13,797
Asset retirement obligations	7,361
Long-term deferred tax liability	137,111
Long-term unfavorable contract	4,449
Other noncurrent liabilities	2,354
Total purchase price plus liabilities assumed	$731,005

Fair Value of Assets Acquired:
Cash	543
Accounts receivable	7,831
Oil and Gas Properties:
Proved oil and gas properties	105,702
Unproved oil and gas properties	608,572
Asset Retirement Obligations	7,361
Furniture, equipment and other	931
Other noncurrent assets	65
Total asset value	$731,005

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

The results of operations attributable to the merged companies are included in the Unaudited Consolidated Statements of Operations beginning on March 19, 2018. The Company generated revenues of approximately $12.3 million and $14.3 million from the Fifth Creek assets during the three and six months ended June 30, 2018, respectively, and expenses of approximately $9.5 million and $11.3 million during the three and six months ended June 30, 2018, respectively.

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

Additionally, pro forma earnings for the three and six months ended June 30, 2018 were adjusted to exclude merger-related costs of $1.3 million and $6.0 million, respectively, incurred by the Company and zero and $4.0 million, respectively, incurred by Fifth Creek. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by us to integrate the Fifth Creek assets. The pro forma condensed combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the acquisition taken place on January 1, 2017; furthermore, the financial information is not intended to be a projection of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Revenues	$110,398	$60,065	$207,140	$114,754
Net Income (Loss) and Comprehensive Income (Loss)	(45,629)	(19,180)	(69,733)	(31,879)
Net Income (Loss) per Common Share, Basic and Diluted	(0.22)	(0.11)	(0.33)	(0.18)

5. Long-Term Debt

The Company's outstanding debt is summarized below:

		As of June 30, 2018			As of December 31, 2017
	Maturity Date	Principal	Debt Issuance Costs	Carrying Amount	Principal	Debt Issuance Costs	Carrying Amount
		(in thousands)
Amended Credit Facility	April 8, 2020	$—	$—	$—	$—	$—	$—
7.0% Senior Notes (1)	October 15, 2022	350,000	(3,628)	346,372	350,000	(4,033)	345,967
8.75% Senior Notes (2)	June 15, 2025	275,000	(4,747)	270,253	275,000	(5,080)	269,920
Lease Financing Obligation (3)	August 10, 2020	2,096	—	2,096	2,328	(2)	2,326
Total Debt		$627,096	$(8,375)	$618,721	$627,328	$(9,115)	$618,213
Less: Current Portion of Long-Term Debt (4)		2,096	—	2,096	469	—	469
Total Long-Term Debt		$625,000	$(8,375)	$616,625	$626,859	$(9,115)	$617,744

(1)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $353.5 million and $356.1 million as of June 30, 2018 and December 31, 2017, respectively, based on reported market trades of these instruments.

(2)
The aggregate estimated fair value of the 8.75% Senior Notes was approximately $294.3 million and $305.3 million as of June 30, 2018 and December 31, 2017, respectively, based on reported market trades of these instruments.

(3)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $1.9 million and $2.1 million as of June 30, 2018 and December 31, 2017, respectively. As there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(4)
The current portion of long-term debt includes the current portion of the Lease Financing Obligation. The Company has elected to exercise the early buyout option pursuant to which the Company will purchase the equipment for $1.8 million on February 10, 2019.

Amended Credit Facility

The Amended Credit Facility had commitments from 13 lenders and a borrowing base of $300.0 million as of June 30, 2018. As credit support for future payments under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the available borrowing capacity of the Amended Credit Facility as of June 30, 2018 to $274.0 million. There were no borrowings under the Amended Credit Facility in 2018 to date or in 2017.

Interest rates are LIBOR plus applicable margins of 1.5% to 2.5% or ABR plus 0.5% to 1.5%, and the unused commitment fee is between 0.375% and 0.5% based on borrowing base utilization.

The borrowing base under the Amended Credit Facility is determined at the discretion of the lenders, based on the collateral value of the Company's proved reserves that have been mortgaged to the lenders, and is subject to regular re-determinations on or about April 1 and October 1 of each year, as well as following any property sales. On May 1, 2018, the Company's borrowing base was re-affirmed at $300.0 million based on Bill Barrett's proved reserves in place at December 31, 2017 and the Company's commodity hedge position. Borrowing bases are computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by the Company's lenders, as well as any other outstanding debt. Lower commodity prices could result in a decreased borrowing base.

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

The 7.0% Senior Notes became redeemable at the Company's option on October 15, 2017 at a redemption price of 103.500% of the principal amount. The redemption price will decrease to 102.333%, 101.167% and 100.000% of the principal amount on or after October 15, 2018, 2019 and 2020, respectively.

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

The issuer of the 7.0% Senior Notes and the 8.75% Senior Notes is HighPoint Operating Corporation (f/k/a Bill Barrett). Pursuant to supplemental indentures entered into in connection with the Merger, HighPoint Resources Corporation became a guarantor of the 7.0% Senior Notes and the 8.75% Senior Notes in March 2018. A subsidiary of HighPoint Operating Corporation is also a guarantor of the Senior Notes. All covenants in the indentures governing the notes limit the activities of HighPoint Operating Corporation and the subsidiary guarantor, including limitations on the ability of HighPoint Operating Corporation to pay dividends, incur additional indebtedness, make restricted payments, create liens, sell assets or make loans to HighPoint Resources Corporation, but in most cases the covenants in the indentures are not applicable to HighPoint Resources Corporation. HighPoint Operating Corporation is currently in compliance with all covenants and has complied with all covenants since issuance.

Nothing in the indentures governing the 7.0% Senior Notes or the 8.75% Senior Notes prohibits the Company from repurchasing any of the notes from time to time at any price in open market purchases, negotiated transactions or by tender offer or otherwise without any notice to or consent of the holders.

Lease Financing Obligation Due 2020

The Company has a lease financing obligation with a balance of $2.1 million as of June 30, 2018 resulting from the Company's sale and subsequent lease back of certain compressors and related facilities owned by the Company (the "Lease Financing Obligation"). The Lease Financing Obligation expires on August 10, 2020, and the Company has the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which the Company will purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 12 for a discussion of aggregate minimum future lease payments.

6. Asset Retirement Obligations

A reconciliation of the Company's asset retirement obligations for the six months ended June 30, 2018 is as follows (in thousands):

As of December 31, 2017	$17,586
Liabilities incurred (1)	8,454
Liabilities settled	(727)
Disposition of properties	(66)
Accretion expense	574
Revisions to estimate	226
As of June 30, 2018	$26,047
Less: Current asset retirement obligations	1,281
Long-term asset retirement obligations	$24,766

(1)	Includes $7.4 million associated with properties acquired in the Merger during the six months ended June 30, 2018. See Note 4 for additional information regarding this Merger.

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of June 30, 2018
Financial Assets
Cash equivalents	$74,842	$—	$—	$74,842
Deferred compensation plan	1,412	—	—	1,412
Commodity derivatives	—	766	—	766
Financial Liabilities
Commodity derivatives	—	86,019	—	86,019
As of December 31, 2017
Financial Assets
Cash equivalents	271,027	—	—	271,027
Deferred compensation plan	1,749	—	—	1,749
Commodity derivatives	—	656	—	656
Financial Liabilities
Commodity derivatives	—	25,714	—	25,714

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

Information about impaired assets is as follows:

	Level 1	Level 2	Level 3	Net Book Value (1)	Impairment Loss
	(in thousands)
As of June 30, 2018
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

Additional Fair Value Disclosures

Long-term Debt – Long-term debt is not presented at fair value on the Unaudited Consolidated Balance Sheets, as it is recorded at carrying value, net of unamortized debt issuance costs. The fair values of the Company's fixed rate 7.0% Senior Notes and 8.75% Senior Notes totaled $647.8 million and $661.4 million as of June 30, 2018 and December 31, 2017, respectively. The fair values of the Company's fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.

There is no active, public market for the Amended Credit Facility or Lease Financing Obligation. The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure based on the LIBOR spread, secured interest, and the Company's borrowing base utilization. The Amended Credit Facility had a balance of zero as of June 30, 2018 and December 31, 2017. The Lease Financing Obligation fair values of $1.9 million and $2.1 million as of June 30, 2018 and December 31, 2017, respectively, are measured based on market-based parameters of comparable term secured financing instruments. The fair value measurements for the Amended Credit Facility and Lease Financing Obligation represent Level 2 inputs.

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

All derivative instruments, other than those that meet the normal purchase and normal sale exception, as mentioned above, are recorded at fair value and included on the Unaudited Consolidated Balance Sheets as assets or liabilities. The following table summarizes the location, as well as the gross and net fair value amounts, of all derivative instruments presented on the Unaudited Consolidated Balance Sheets as of the dates indicated.

	As of June 30, 2018
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets	$433	$(433)	(1)	$—
Deferred financing costs and other noncurrent assets	333	(333)	(1)	—
Total derivative assets	$766	$(766)		$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
	(in thousands)
Derivative liabilities	$(66,839)	$433	(1)	$(66,406)
Derivatives and other noncurrent liabilities	(19,180)	333	(1)	(18,847)
Total derivative liabilities	$(86,019)	$766		$(85,253)

	As of December 31, 2017
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets	$594	$(594)	(1)	$—
Deferred financing costs and other noncurrent assets	62	(62)	(1)	—
Total derivative assets	$656	$(656)		$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
	(in thousands)
Derivative liabilities	$(21,534)	$594	(1)	$(20,940)
Derivatives and other noncurrent liabilities	(4,180)	62	(1)	(4,118)
Total derivative liabilities	$(25,714)	$656		$(25,058)

(1)	Asset and liability balances with the same counterparty are presented as a net asset or liability on the Unaudited Consolidated Balance Sheets.

As of June 30, 2018, the Company had financial instruments in place to hedge the following volumes for the periods indicated:

	July – December 2018		For the year 2019		For the year 2020
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	2,543,651	$54.63	6,017,934	$58.09	549,000	$57.25
Natural Gas (MMbtu)	920,000	$2.68	912,500	$2.05	—	$—

The Company's derivative financial instruments are generally executed with major financial or commodities trading institutions. The instruments expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had derivatives in place with seven different counterparties as of

June 30, 2018. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk in the event of non-performance by the counterparties are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of these counterparties.

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

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities as of June 30, 2018 and December 31, 2017 are presented below:

	As of June 30, 2018	As of December 31, 2017
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$117,540	$170,536
Stock-based compensation	3,105	3,826
Deferred rent	—	163
Deferred compensation	872	1,824
State tax credit carryforwards	—	6,499
Financing obligation	649	705
Accrued expenses	593	248
Investment in partnership	1,255	—
Derivative instruments	21,003	6,158
Other assets	2,203	228
Less: Valuation allowance	(62,988)	(114,530)
Total deferred tax assets	84,232	75,657
Deferred tax liabilities:
Oil and gas properties	(221,129)	(75,409)
Prepaid expenses	(214)	(248)
Total deferred tax assets (liabilities)	(221,343)	(75,657)
Net deferred tax assets (liabilities)	$(137,111)	$—

In connection with the Merger, the Company had a greater than 50% ownership change pursuant to Section 382 of the Internal Revenue Code. As a result of the ownership change, the Company's ability to use pre-change net operating losses ("NOLs") and credits against post-change taxable income is limited to an annual amount plus any built-in gains recognized within five years of the ownership change. The Company's annual limitation amount is approximately $11.7 million. The

Company has reduced its Federal and state NOLs by $274.6 million and $10.0 million, respectively, and eliminated its state tax credits by $8.2 million to reflect the expected impact of the Section 382 limitation. Deferred tax assets and the corresponding valuation allowance have been reduced by $64.5 million for the expected tax effect of the Section 382 limitation. As of June 30, 2018, the Company projected approximately $476.6 million and $476.9 million of Federal and state NOLs, respectively. The Federal NOLs begin to expire in 2025 and the state NOLs begin to expire in 2029.

On December 22, 2017, the Tax Cut and Jobs Act of 2017 ("TCJA") became law. The TCJA includes significant changes to the U.S. corporate tax system including a rate reduction from 35% to 21% beginning in January of 2018. Accordingly, the 21% Federal tax rate is utilized in computing the Company's annualized effective tax rate. Other provisions of TCJA include the elimination of the corporate alternative minimum tax, acceleration of depreciation for U.S. tax purposes, limitations on deductibility of interest expense, expanded Section 162(m) limitations on the deductibility of officers' compensation, the elimination of NOL carrybacks, and indefinite carryforwards on losses generated after 2017, subject to restrictions on their utilization.

In assessing the Company's ability to realize the benefit of the deferred tax assets, management must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities and projected future taxable income and tax planning strategies, and judgment is required in considering the relative weight of negative and positive evidence. In regard to the Company's deferred tax assets, the Company considered all available evidence in assessing the need for a valuation allowance.

10. Stockholders' Equity

Common and Preferred Stock. The Company's authorized capital structure consists of 75,000,000 shares of preferred stock, par value, $0.001 per share, and 400,000,000 shares of common stock, par value $0.001 per share. In March 2018, the Company adopted an amended and restated Certificate of Incorporation, which increased the number of authorized shares of common stock from 300,000,000 to 400,000,000. There are no issued and outstanding shares of preferred stock.

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

In March 2018, the Company terminated the Equity Distribution Agreement, dated as of June 2015, by and between the Company and Goldman, Sachs and Co., which established an "at-the-market" program for sales of common stock from time to time. The agreement was terminable at will upon written notification by the Company with no penalty.

11. Equity Incentive Compensation Plans and Other Long-term Incentive Programs

The Company maintains various stock-based compensation plans and other employee benefits as discussed below. Stock-based compensation is measured at the grant date based on the value of the awards, and the fair value is recognized on a straight-line basis over the requisite service period (usually the vesting period). Nonvested shares of common stock generally vest ratably over a three year service period and nonvested shares of common stock units vest over a one year service period. Cash-based compensation is measured at fair value at each reporting date and is recognized on a straight-line basis over the requisite service period (usually the vesting period). Cash-based awards generally have a cliff vest of three years.

The following table presents the long-term equity and cash incentive compensation related to awards for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Nonvested common stock (1)	$1,520	$1,553	$2,850	$3,003
Nonvested common stock units (1)	277	172	447	342
Nonvested performance-based shares (1)	—	89	—	558
Nonvested performance cash units (2)(3)	451	(139)	378	(1,100)
Total	$2,248	$1,675	$3,675	$2,803

(1)
Unrecognized compensation expense as of June 30, 2018 was $11.2 million, which related to grants of nonvested shares of common stock that are expected to be recognized over a weighted-average period of 2.0 years.

(2)
The nonvested performance-based cash units are accounted for as liability awards with $1.4 million in accounts payable and accrued liabilities as of December 31, 2017 and $0.6 million and $3.0 million in derivatives and other noncurrent liabilities as of June 30, 2018 and December 31, 2017, respectively, in the Unaudited Consolidated Balance Sheets.

(3)
Liability awards are fair valued at each reporting date. For the three months ended June 30, 2018, the weighted average fair value share price increased from $5.08 as of March 31, 2018 to $6.08 as of June 30, 2018. For the three months ended June 30, 2017, the weighted average fair value share price decreased from $4.55 as of March 31, 2017 to $3.41 as of June 30, 2017. For the six months ended June 30, 2018, the weighted average fair value share price increased from $5.10 as of December 31, 2017 to $6.08 as of June 30, 2018 and included the 2016 and 2017 Program conversion as an offset. See "2016 Program" and "2017 Program" below for additional information regarding the conversion. For the six months ended June 30, 2017, the weighted average fair value share price decreased from $8.89 as of December 31, 2016 to $3.41 as of June 30, 2017.

Nonvested Equity and Cash Awards. The following tables present the equity and cash awards granted pursuant to the Company's various stock compensation plans. A summary of the Company's nonvested common stock awards for the three and six months ended June 30, 2018 and 2017 is presented below:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
Nonvested Common Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1,	2,657,535	$5.14	1,441,939	$7.25
Granted	221,025	7.08	28,017	3.62
Vested	(15,724)	5.45	(26,289)	11.12
Forfeited or expired	(4,558)	7.38	(43,407)	7.48
Outstanding at June 30,	2,858,278	5.28	1,400,260	7.10

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
Nonvested Common Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	1,394,868	$7.00	1,169,099	$9.33
Granted	1,017,448	5.45	777,244	6.01
Modified (1)	1,146,305	4.84	—	—
Vested	(667,932)	8.28	(494,892)	10.58
Forfeited or expired	(32,411)	6.73	(51,191)	7.79
Outstanding at June 30,	2,858,278	5.28	1,400,260	7.10

(1)
Due to the closing of the Merger, the 2016 and 2017 Performance Cash Programs were converted from nonvested performance-based cash units to nonvested common stock awards, resulting in an increase of nonvested common stock awards for the six months ended June 30, 2018.

A summary of the Company's nonvested common stock unit awards for the three and six months ended June 30, 2018 and 2017 is presented below:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
Nonvested Common Stock Unit Awards	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at April 1,	272,559	$6.37	147,167	$10.09
Granted	158,885	6.87	183,353	3.50
Vested	(129,027)	4.62	(57,961)	6.75
Outstanding at June 30,	302,417	7.37	272,559	6.37

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
Nonvested Common Stock Unit Awards	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1,	272,559	$6.37	147,167	$10.09
Granted	162,083	6.83	186,924	3.52
Vested	(132,225)	4.63	(61,532)	6.62
Outstanding at June 30,	302,417	7.37	272,559	6.37

A summary of the Company's nonvested performance-based cash unit awards for the three and six months ended June 30, 2018 and 2017 is presented below:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
Nonvested Performance-Based Cash Unit Awards	Units	Weighted Average Fair Value	Units	Weighted Average Fair Value
Outstanding at April 1,	796,423		1,567,400
Granted	49,833		25,017
Forfeited or expired	—		(55,219)
Outstanding at June 30,	846,256	$6.08	1,537,198	$3.07

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
Nonvested Performance-Based Cash Unit Awards	Units	Weighted Average Fair Value	Units	Weighted Average Fair Value
Outstanding at January 1,	1,548,083		942,326
Granted	846,256		658,158
Performance goal adjustment (1)	11,289		—
Modified (2)	(1,211,478)		—
Vested	(286,652)		—
Forfeited or expired	(61,242)		(63,286)
Outstanding at June 30,	846,256	$6.08	1,537,198	$3.07

(1)
The 2015 Program vested at 104.1% in excess of target level and resulted in additional units vested in March 2018. These units are included in the vested line item for the six months ended June 30, 2018.

(2)
Due to the closing of the Merger, the 2016 and 2017 Performance Cash Programs were converted from nonvested performance-based cash units to nonvested common stock awards, resulting in a decrease in nonvested performance-based cash units for the six months ended June 30, 2018. The 2016 Program converted based on its performance through March 19, 2018, which resulted in 89% of the units converting to nonvested common stock awards or a reduction of 65,173 units converting to nonvested common stock awards.

Performance Cash Program

2018 Program. In February 2018, the Compensation Committee of the Board of Directors of the Company approved a performance cash program (the "2018 Program") granting performance cash units that will settle in cash and are accounted for as liability awards. The performance-based awards contingently vest in February 2021, depending on the level at which the performance goal is achieved. The performance goal, which will be measured over the three-year period ending December 31, 2020, will be the Company's total shareholder return ("TSR") based on a matrix measurement of (1) the Company's absolute performance and (2) the Company's ranking relative to a defined peer group's individual TSRs ("Relative TSR"). The Company's absolute performance is measured against the December 29, 2017 closing share price of $5.13. If the Company's absolute performance is lower than the $5.13 share price, the payout is zero for this portion. If the Company's absolute performance is greater than the $5.13 share price, the performance cash units will vest 1% for each 1% in growth, up to 150% of the original grant. If the Company's Relative TSR is less than the median, the payout is zero for this portion. If the Company's Relative TSR is above the median, the payout is equal to the Company's percentile rank above the median, up to 50% of the original grant. The Company's combined absolute performance and Relative TSR have a maximum vest of up to 200% of the original grant. A total of 846,256 units were granted under this program during the six months ended June 30, 2018.

2017 Program. In February 2017, the Compensation Committee approved a performance cash program (the "2017 Program") granting performance cash units that would settle in cash and were accounted for as liability awards. In March 2018 upon the Merger closing, each award under the 2017 Program was converted to a nonvested common stock award at 100% of the original award. At the time of the modification, 619,006 units were converted to 619,006 nonvested shares of the Company's nonvested common stock. These awards no longer have a performance criteria, but continue to have a service-based criteria through the cliff vest in February 2020. The conversion of the performance-based liability award to a service-based equity award was accounted for as a modification in accordance with ASC 718, Compensation - Stock Compensation. The Company recorded an increase to additional paid-in capital ("APIC") and a decrease to derivative and other noncurrent liabilities of $0.9 million as of June 30, 2018 in the Unaudited Consolidated Statement of Stockholders' Equity and the Unaudited Consolidated Balance Sheets, respectively.

2016 Program. In March 2016, the Compensation Committee approved a performance cash program (the "2016 Program") granting performance cash units that would settle in cash and were accounted for as liability awards. In March 2018 upon the Merger closing, each award under the 2016 Program was converted to a nonvested common stock award at 89% of the original award based on the Company's performance through March 19, 2018. At the time of the modification, 592,472 units were converted to 527,299 nonvested shares of the Company's nonvested common stock. These awards no longer have a performance criteria, but continue to have a service-based criteria through the cliff vest in February 2019. The conversion of the performance-based liability award to a service-based equity award was accounted for as a modification in accordance with ASC 718, Compensation - Stock Compensation. The Company recorded an increase to APIC and a decrease to derivative and other noncurrent liabilities of $1.8 million as of June 30, 2018 in the Unaudited Consolidated Statement of Stockholders' Equity and the Unaudited Consolidated Balance Sheets, respectively.

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

As of June 30, 2018
(in thousands)
2018	$269
2019	1,869
Thereafter	—
Total	$2,138

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

The amounts in the table below represent the Company's future minimum transportation charges:

As of June 30, 2018
(in thousands)
2018	$9,211
2019	18,691
2020	18,691
2021	10,904
Thereafter	—
Total	$57,497

Gas Gathering and Processing Agreement. The Company is party to one minimum volume commitment through December 2021 which requires the Company to deliver a minimum volume of natural gas to a midstream entity for gathering and processing. The contract requires the Company to pay a fee associated with those volumes regardless of the amount delivered. The amounts in the table below represent the Company's future minimum volume charges:

As of June 30, 2018
(in thousands)
2018	$1,308
2019	2,365
2020	2,167
2021	1,996
Thereafter	—
Total	$7,836

Lease and Other Commitments. The Company leases office space, vehicles and certain equipment under non-cancellable operating leases. The Company incurred rent expense related to these operating leases of $0.6 million and $1.1 million for the three and six months ended June 30, 2018, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2017, respectively. The Company also has non-cancellable agreements for telecommunication and geological and geophysical services. Future minimum annual payments under lease and other agreements are as follows:

As of June 30, 2018
(in thousands)
2018	$5,132
2019	2,793
2020	2,405
2021	2,734
2022	2,764
Thereafter	13,087
Total	$28,915

Litigation. The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the ordinary course of business. It is the opinion of the Company's management that current claims and litigation involving the Company are not likely to have a material adverse effect on its Unaudited Consolidated Balance Sheet, Cash Flows or Statements of Operations.

13. Guarantor Subsidiaries

The condensed consolidating financial information as of and for the periods ended June 30, 2018 presents the results of operations, financial position and cash flows of HighPoint Resources Corporation, or parent guarantor, HighPoint Operating Corporation (f/k/a Bill Barrett), or subsidiary issuer, and Circle B Land Company, LLC, a subsidiary guarantor, as well as the consolidating adjustments necessary to present HighPoint Resources Corporation's results on a consolidated basis. The parent guarantor and the subsidiary guarantor, on a joint and several basis, have fully and unconditionally guaranteed the debt securities of the subsidiary issuer. The indentures governing those securities limit the ability of the subsidiary issuer and the subsidiary guarantor to pay dividends or otherwise provide funding to the parent guarantor.

Prior periods are presented under the structure of the Company prior to the Merger, under which Circle B Land Company, LLC and Aurora Gathering, LLC (both 100% owned subsidiaries of the Company), on a joint and several basis, fully and unconditionally guaranteed the debt of Bill Barrett, the parent issuer. On December 29, 2017, the Company completed the sale of its remaining assets in the Uinta Basin, which included the sale of Aurora Gathering, LLC.

For the purpose of the following financial information, investments in subsidiaries are reflected in accordance with the equity method of accounting. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheets

	As of June 30, 2018
	Parent Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash equivalents	$—	$107,379	$—	$—	$107,379
Accounts receivable, net of allowance for doubtful accounts	—	63,443	—	—	63,443
Other current assets	—	2,697	—	—	2,697
Property and equipment, net	—	1,903,726	1,894	—	1,905,620
Intercompany receivable	—	854	—	(854)	—
Investment in subsidiaries	1,015,203	1,040	—	(1,016,243)	—
Noncurrent assets	—	3,814	—	—	3,814
Total assets	$1,015,203	$2,082,953	$1,894	$(1,017,097)	$2,082,953
Liabilities and Stockholders' Equity:
Accounts payable and other accrued liabilities	$—	$113,638	$—	$—	$113,638
Other current liabilities	—	150,609	—	—	150,609
Intercompany payable	—	—	854	(854)	—
Long-term debt	—	616,625	—	—	616,625
Deferred income taxes	—	137,111	—	—	137,111
Other noncurrent liabilities	—	49,767	—	—	49,767
Stockholders' equity	1,015,203	1,015,203	1,040	(1,016,243)	1,015,203
Total liabilities and stockholders' equity	$1,015,203	$2,082,953	$1,894	$(1,017,097)	$2,082,953

	As of December 31, 2017
	Parent Issuer	Subsidiary Guarantors	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash equivalents	$314,466	$—	$—	$314,466
Accounts receivable, net of allowance for doubtful accounts	51,415	—	—	51,415
Other current assets	1,782	—	—	1,782
Property and equipment, net	1,016,986	1,894	—	1,018,880
Intercompany receivable	854	—	(854)	—
Investment in subsidiaries	1,040	—	(1,040)	—
Noncurrent assets	4,163	—	—	4,163
Total assets	$1,390,706	$1,894	$(1,894)	$1,390,706
Liabilities and Stockholders' Equity:
Accounts payable and other accrued liabilities	$84,055	$—	$—	$84,055
Other current liabilities	64,879	—	—	64,879
Intercompany payable	—	854	(854)	—
Long-term debt	617,744	—	—	617,744
Other noncurrent liabilities	25,474	—	—	25,474
Stockholders' equity	598,554	1,040	(1,040)	598,554
Total liabilities and stockholders' equity	$1,390,706	$1,894	$(1,894)	$1,390,706

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2018
	Parent Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$—	$110,398	$—	$—	$110,398
Operating expenses	—	(75,725)	—	—	(75,725)
General and administrative	—	(11,624)	—	—	(11,624)
Merger transaction expense	—	(1,277)	—	—	(1,277)
Interest expense	—	(13,093)	—	—	(13,093)
Interest income and other income (expense)	—	(55,585)	—	—	(55,585)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	(46,906)	—	—	(46,906)
(Provision for) benefit from income taxes	—	—	—	—	—
Equity in earnings (loss) of subsidiaries	(46,906)	—	—	46,906	—
Net income (loss)	$(46,906)	$(46,906)	$—	$46,906	$(46,906)

	Six Months Ended June 30, 2018
	Parent Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$—	$191,208	$—	$—	$191,208
Operating expenses	—	(133,870)	—	—	(133,870)
General and administrative	—	(21,731)	—	—	(21,731)
Merger transaction expense	—	(6,040)	—	—	(6,040)
Interest expense	—	(26,183)	—	—	(26,183)
Interest income and other income (expense)	—	(75,227)	—	—	(75,227)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	(71,843)	—	—	(71,843)
(Provision for) benefit from income taxes	—	—	—	—	—
Equity in earnings (loss) of subsidiaries	(71,843)	—	—	71,843	—
Net income (loss)	$(71,843)	$(71,843)	$—	$71,843	$(71,843)

	Three Months Ended June 30, 2017
	Parent Issuer	Subsidiary Guarantors	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$50,919	$147	$—	$51,066
Operating expenses	(52,452)	(167)	—	(52,619)
General and administrative	(8,943)	—	—	(8,943)
Interest expense	(16,137)	—	—	(16,137)
Interest income and other income (expense)	8,186	—	—	8,186
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(18,427)	(20)	—	(18,447)
(Provision for) benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(20)	—	20	—
Net income (loss)	$(18,447)	$(20)	$20	$(18,447)

	Six Months Ended June 30, 2017
	Parent Issuer	Subsidiary Guarantors	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$101,344	$258	$—	$101,602
Operating expenses	(109,310)	(330)	—	(109,640)
General and administrative	(18,292)	—	—	(18,292)
Interest expense	(30,088)	—	—	(30,088)
Interest income and other income (expense)	24,856	—	—	24,856
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(31,490)	(72)	—	(31,562)
(Provision for) benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(72)	—	72	—
Net income (loss)	$(31,562)	$(72)	$72	$(31,562)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2018
	Parent Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(46,906)	$(46,906)	$—	$46,906	$(46,906)
Other comprehensive loss	—	—	—	—	—
Comprehensive income (loss)	$(46,906)	$(46,906)	$—	$46,906	$(46,906)

	Six Months Ended June 30, 2018
	Parent Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(71,843)	$(71,843)	$—	$71,843	$(71,843)
Other comprehensive loss	—	—	—	—	—
Comprehensive income (loss)	$(71,843)	$(71,843)	$—	$71,843	$(71,843)

	Three Months Ended June 30, 2017
	Parent Issuer	Subsidiary Guarantors	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(18,447)	$(20)	$20	$(18,447)
Other comprehensive loss	—	—	—	—
Comprehensive income (loss)	$(18,447)	$(20)	$20	$(18,447)

	Six Months Ended June 30, 2017
	Parent Issuer	Subsidiary Guarantors	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(31,562)	$(72)	$72	$(31,562)
Other comprehensive loss	—	—	—	—
Comprehensive income (loss)	$(31,562)	$(72)	$72	$(31,562)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2018
	Parent Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$—	$68,887	$—	$—	$68,887
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	—	(220,816)	—	—	(220,816)
Additions to furniture, fixtures and other	—	(470)	—	—	(470)
Repayment of debt associated with merger, net of cash acquired	—	(53,357)	—	—	(53,357)
Proceeds from sale of properties and other investing activities	—	530	—	—	530
Intercompany transfers	—	—	—	—	—
Cash flows from financing activities:
Principal payments on debt	—	(232)	—	—	(232)
Intercompany transfers	—	—	—	—	—
Other financing activities	—	(1,629)	—	—	(1,629)
Change in cash and cash equivalents	—	(207,087)	—	—	(207,087)
Beginning cash and cash equivalents	—	314,466	—	—	314,466
Ending cash and cash equivalents	$—	$107,379	$—	$—	$107,379

	Six Months Ended June 30, 2017
	Parent Issuer	Subsidiary Guarantors	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$37,975	$224	$—	$38,199
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(104,236)	—	—	(104,236)
Additions to furniture, fixtures and other	(201)	—	—	(201)
Proceeds from sale of properties and other investing activities	(615)	—	—	(615)
Intercompany transfers	224	—	(224)	—
Cash flows from financing activities:
Proceeds from debt	275,000	—	—	275,000
Principal payments on debt	(322,113)	—	—	(322,113)
Proceeds from sale of common stock, net of offering costs	(298)	—	—	(298)
Intercompany transfers	—	(224)	224	—
Other financing activities	(6,012)	—	—	(6,012)
Change in cash and cash equivalents	(120,276)	—	—	(120,276)
Beginning cash and cash equivalents	275,841	—	—	275,841
Ending cash and cash equivalents	$155,565	$—	$—	$155,565

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

•	the concentration of our properties in the Rocky Mountain region;

•	compliance with environmental and other regulations;

•	economic and competitive conditions;

•	occurrence of property divestitures or acquisitions;

•	costs and availability of third party facilities for gathering, processing, refining and transportation;

•	future processing volumes and pipeline throughput;

•	impact of health and safety issues on operations;

•	operational risks, including the risk of industrial accidents and natural disasters;

•	reductions in the borrowing base under our amended revolving credit facility (the "Amended Credit Facility");

•	debt and equity market conditions and availability of capital;

•	ability to receive drilling and other permits, regulatory approvals and required surface access and rights of way;

•	higher than expected costs and expenses including production, drilling and well equipment costs;

•	changes in estimates of proved reserves;

•	the potential for production decline rates from our wells, or drilling and related costs, to be greater than we expect;

•	ability to replace natural production declines with acquisitions, new drilling or recompletion activities;

•	exploration risks such as the risk of drilling unsuccessful wells;

•	capital expenditures and contractual obligations;

•
liabilities resulting from litigation concerning alleged damages related to environmental issues, pollution, contamination, personal injury, royalties, marketing, title to properties, validity of leases, or other matters that may not be covered by an effective indemnity or insurance;

•	midstream capacity issues;

•	changes in tax laws and statutory tax rates; and

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

Commodity prices are inherently volatile and are influenced by many factors outside of our control. As of July 25, 2018, we have hedged 2,543,651 barrels of oil and 920,000 MMbtu of natural gas, or approximately 41% of our expected remaining 2018 production, 6,291,684 barrels of oil and 1,825,000 MMbtu of natural gas for 2019 and 1,098,000 barrels of oil for 2020 at price levels that provide some economic certainty to our cash flows. We focus our efforts on increasing oil, natural gas and NGLs reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future earnings and cash flows are dependent on our ability to manage our revenues and overall cost structure to a level that allows for profitable production.

We operate in one industry segment, which is the development and production of crude oil, natural gas and NGLs, and all of our operations are conducted in the Rocky Mountain region of the United States. Consequently, we currently report a single reportable segment.

As a result of the closing of the Merger on March 19, 2018, Fifth Creek's revenues and expenses are included in the Unaudited Consolidated Statement of Operations beginning on March 19, 2018. See Note 4 for additional information regarding the accounting for the Merger.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production	$110,118	$50,941	$59,177	116%
Other operating revenues	280	125	155	124%
Total operating revenues	110,398	51,066	59,332	116%
Operating Expenses
Lease operating expense	7,594	5,506	2,088	38%
Gathering, transportation and processing expense	1,012	535	477	89%
Production tax expense	9,684	3,434	6,250	182%
Exploration expense	7	3	4	133%
Impairment, dry hole costs and abandonment expense	108	1	107	*nm
(Gain) loss on sale of properties	564	—	564	*nm
Depreciation, depletion and amortization	52,175	39,337	12,838	33%
Unused commitments	4,572	4,558	14	—%
General and administrative expense (1)	11,624	8,943	2,681	30%
Merger transaction expense	1,277	—	1,277	*nm
Other operating expense, net	9	(755)	764	101%
Total operating expenses	$88,626	$61,562	$27,064	44%
Production Data:
Oil (MBbls)	1,507	902	605	67%
Natural gas (MMcf)	3,096	1,920	1,176	61%
NGLs (MBbls)	386	304	82	27%
Combined volumes (MBoe)	2,409	1,526	883	58%
Daily combined volumes (Boe/d)	26,473	16,769	9,704	58%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$65.07	$45.83	$19.24	42%
Natural gas (per Mcf)	1.29	2.43	(1.14)	(47)%
NGLs (per Bbl)	20.84	16.20	4.64	29%
Combined (per Boe)	45.71	33.38	12.33	37%
Average Realized Prices with Hedging:
Oil (per Bbl)	$54.59	$52.39	$2.20	4%
Natural gas (per Mcf)	1.40	2.56	(1.16)	(45)%
NGLs (per Bbl)	20.84	16.20	4.64	29%
Combined (per Boe)	39.29	37.42	1.87	5%
Average Costs (per Boe):
Lease operating expense	$3.15	$3.61	$(0.46)	(13)%
Gathering, transportation and processing expense	0.42	0.35	0.07	20%
Production tax expense	4.02	2.25	1.77	79%
Depreciation, depletion and amortization	21.66	25.78	(4.12)	(16)%
General and administrative expense (1)	4.83	5.86	(1.03)	(18)%

*	Not meaningful.

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $2.2 million (or $0.93 per Boe) and $1.7 million (or $1.10 per Boe) for the three months ended June 30, 2018 and 2017, respectively.

Production Revenues and Volumes. Production revenues increased to $110.1 million for the three months ended June 30, 2018 from $50.9 million for the three months ended June 30, 2017. The increase in production revenues was due to a 58% increase in production volumes and a 37% increase in average realized prices before hedging. The increase in production volumes increased production revenues by approximately $40.4 million, while the increase in average realized prices before hedging increased production revenues by approximately $18.8 million.

The 58% increase in total production from the three months ended June 30, 2017 to the three months ended June 30, 2018 was primarily due to a 83% increase in the DJ Basin as a result of new wells placed into production, along with new wells acquired in the Merger, offset by the sale of our remaining assets in the Uinta Oil Program in December 2017. Additional information concerning production is in the following table:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	1,506	386	3,090	2,407	715	301	1,800	1,316	111%	28%	72%	83%
Other (1)	1	—	6	2	187	3	120	210	(99)%	(100)%	(95)%	(99)%
Total	1,507	386	3,096	2,409	902	304	1,920	1,526	67%	27%	61%	58%

(1)	Other includes 186 MBbls of oil, 3 MBbls of NGLs and 120 MMcf of natural gas production in the Uinta Oil Program for the three months ended June 30, 2017.

Lease Operating Expense ("LOE"). LOE decreased to $3.15 per Boe for the three months ended June 30, 2018 from $3.61 per Boe for the three months ended June 30, 2017. The decrease per Boe for the three months ended June 30, 2018 compared with the three months ended June 30, 2017 is primarily related to operational efficiencies in our legacy DJ Basin assets and the sale of our remaining assets in the Uinta Oil Program in December 2017, which had relatively high LOE costs on a per Boe basis.

Production Tax Expense. Total production taxes increased to $9.7 million for the three months ended June 30, 2018 from $3.4 million for the three months ended June 30, 2017. The increase is attributable to the 58% increase in production and the 37% increase in averaged realized prices before hedging. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 8.8% and 6.7% for the three months ended June 30, 2018 and June 30, 2017, respectively. The increase was due to an increase in the effective rate of Colorado severance taxes for the three months ended June 30, 2018.

Depreciation, Depletion and Amortization ("DD&A"). DD&A increased to $52.2 million for the three months ended June 30, 2018 compared with $39.3 million for the three months ended June 30, 2017. The increase of $12.8 million was a result of a 58% increase in production volumes offset by a 16% decrease in the DD&A rate for the three months ended June 30, 2018 compared with the three months ended June 30, 2017. The increase in production accounted for a $22.7 million increase in DD&A expense, while the decrease in the DD&A rate accounted for a $9.9 million decrease in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the three months ended June 30, 2018, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $21.66 per Boe compared with $25.78 per Boe for the three months ended June 30, 2017. The decrease in the depletion rate of 16% is the result of adding proved developed producing reserves at lower costs.

Unused Commitments. Unused commitments expense for each of the three months ended June 30, 2018 and June 30, 2017 consisted of $4.6 million related to gas transportation contracts. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay transportation charges regardless of the amount of pipeline capacity utilized. The agreements expire July 31, 2021.

General and Administrative Expense. General and administrative expense increased to $11.6 million for the three months ended June 30, 2018 from $8.9 million for the three months ended June 30, 2017 primarily due to an increase in employee compensation and benefits associated with an increase in headcount.

Included in general and administrative expense is long-term cash and equity incentive compensation of $2.2 million and $1.7 million for the three months ended June 30, 2018 and 2017, respectively. The components of long-term cash and equity incentive compensation for the three months ended June 30, 2018 and 2017 are shown in the following table:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Nonvested common stock	$1,520	$1,642
Nonvested common stock units	277	172
Performance cash units (1)(2)	451	(139)
Total	$2,248	$1,675

(1)	The performance cash units will be settled in cash for the performance metrics that are met.

(2)
The performance cash units are accounted for as liability awards and fair valued at each reporting date. For the three months ended June 30, 2018, the weighted average fair value share price increased from $5.08 as of March 31, 2018 to $6.08 as of June 30, 2018. For the three months ended June 30, 2017, the weighted average fair value share price decreased from $4.55 as of March 31, 2017 to $3.41 as of June 30, 2017.

Merger Transaction Expense. Merger transaction expense was $1.3 million for the three months ended June 30, 2018. We entered into the Merger Agreement on December 4, 2017 and closed on March 19, 2018. Transaction expenses included severance, consulting, advisory, legal and other merger-related fees that were incurred during the three months ended June 30, 2018 and were not capitalized as part of the Merger.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a loss of $56.3 million for the three months ended June 30, 2018 compared with a gain of $15.6 million for the three months ended June 30, 2017. The gain or loss on commodity derivatives is related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of June 30, 2018 and 2017 or during the periods then ended.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Realized gain (loss) on derivatives (1)	$(15,460)	$6,167
Prior year unrealized (gain) loss transferred to realized (gain) loss (1)	5,788	(737)
Unrealized gain (loss) on derivatives (1)	(46,614)	10,168
Total commodity derivative gain (loss)	$(56,286)	$15,598

(1)
Realized and unrealized gains and losses on commodity derivatives are presented herein as separate line items but are combined for a total commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the realized and unrealized commodity derivative gains and losses is useful because the realized cash settlement portion provides a better understanding of our hedge position. We also believe that this disclosure allows for a more accurate comparison to our peers.

During the three months ended June 30, 2018, approximately 70% of our oil volumes and 14% of our natural gas volumes were subject to financial hedges, which resulted in a decrease in oil income of $15.8 million and an increase in natural gas income of $0.3 million after settlements. During the three months ended June 30, 2017, approximately 67% of our oil volumes and 45% of our natural gas volumes were subject to financial hedges, which resulted in an increase in oil income of $5.9 million and natural gas income of $0.3 million after settlements.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production	$190,949	$101,366	$89,583	88%
Other operating revenues	259	236	23	10%
Total operating revenues	191,208	101,602	89,606	88%
Operating Expenses
Lease operating expense	13,845	11,368	2,477	22%
Gathering, transportation and processing expense	1,431	1,024	407	40%
Production tax expense	14,859	3,756	11,103	296%
Exploration expense	20	30	(10)	(33)%
Impairment, dry hole costs and abandonment expense	425	8,075	(7,650)	(95)%
(Gain) loss on sale of properties	972	(92)	1,064	*nm
Depreciation, depletion and amortization	93,160	77,677	15,483	20%
Unused commitments	9,110	9,130	(20)	—%
General and administrative expense (1)	21,731	18,292	3,439	19%
Merger transaction expense	6,040	—	6,040	*nm
Other operating expenses, net	48	(1,328)	1,376	104%
Total operating expenses	$161,641	$127,932	$33,709	26%
Production Data:
Oil (MBbls)	2,644	1,727	917	53%
Natural gas (MMcf)	5,652	3,810	1,842	48%
NGLs (MBbls)	737	597	140	23%
Combined volumes (MBoe)	4,323	2,959	1,364	46%
Daily combined volumes (Boe/d)	23,884	16,348	7,536	46%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$63.09	$46.83	$16.26	35%
Natural gas (per Mcf)	1.59	2.54	(0.95)	(37)%
NGLs (per Bbl)	20.59	18.09	2.50	14%
Combined (per Boe)	44.18	34.25	9.93	29%
Average Realized Prices with Hedging:
Oil (per Bbl)	$53.91	$52.40	$1.51	3%
Natural gas (per Mcf)	1.66	2.59	(0.93)	(36)%
NGLs (per Bbl)	20.59	18.09	2.50	14%
Combined (per Boe)	38.66	37.56	1.10	3%
Average Costs (per Boe):
Lease operating expense	$3.20	$3.84	$(0.64)	(17)%
Gathering, transportation and processing expense	0.33	0.35	(0.02)	(6)%
Production tax expense	3.44	1.27	2.17	171%
Depreciation, depletion and amortization	21.55	26.25	(4.70)	(18)%
General and administrative expense (1)	5.03	6.18	(1.15)	(19)%

*	Not meaningful.

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $3.7 million (or $0.85 per Boe) and $2.8 million (or $0.95 per Boe) for the six months ended June 30, 2018 and 2017, respectively.

Production Revenues and Volumes. Production revenues increased to $190.9 million for the six months ended June 30, 2018 from $101.4 million for the six months ended June 30, 2017. The increase in production revenues was due to a 46% increase in production volumes and a 29% increase in average realized prices before hedging. The increase in production volumes increased production revenues by approximately $60.2 million, while average realized prices before hedging increased production revenues by approximately $29.3 million.

The 46% increase in total production from the six months ended June 30, 2017 to the six months ended June 30, 2018 was primarily due to a 67% increase in the DJ Basin as a result of new wells placed into production, along with new wells acquired in the Merger, offset by the sale of our remaining assets in the Uinta Oil Program in December 2017. Additional information concerning production is set forth in the following table:

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	2,644	737	5,652	4,323	1,394	592	3,636	2,592	90%	24%	55%	67%
Other (1)	—	—	—	—	333	5	174	367	*nm	*nm	*nm	*nm
Total	2,644	737	5,652	4,323	1,727	597	3,810	2,959	53%	23%	48%	46%

*	Not meaningful.

(1)	Other includes 331 MBbls of oil, 5 MBbls of NGLs and 168 MMcf of natural gas production in the Uinta Oil Program for the six months ended June 30, 2017.

Lease Operating Expense. LOE decreased to $3.20 per Boe for the six months ended June 30, 2018 from $3.84 per Boe for the six months ended June 30, 2017. The decrease per Boe for the six months ended June 30, 2018 compared with the six months ended June 30, 2017 is primarily related to operational efficiencies in our legacy DJ Basin assets and the sale of our remaining assets in the Uinta Oil Program in December 2017, which had relatively high LOE costs on a per Boe basis.

Production Tax Expense. Total production taxes increased to $14.9 million for the six months ended June 30, 2018 from $3.8 million for the six months ended June 30, 2017. The increase is attributable to the 46% increase in production and the 29% increase in averaged realized prices before hedging. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales were 7.8% and 6.7% for the six months ended June 30, 2018 and 2017, respectively. The increase was due to an increase in the effective rate of Colorado severance taxes for the six months ended June 30, 2018.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the six months ended June 30, 2018 and 2017 are summarized below:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Impairment of unproved oil and gas properties (1)	$—	$8,010
Dry hole expense	—	2
Abandonment expense and lease expirations	425	63
Total impairment, dry hole costs and abandonment expense	$425	$8,075

(1)	The Company recognized an impairment related to unproved oil and gas properties in the Cottonwood Gulch area of the Piceance Basin. The Company has no current plan to develop this acreage.

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

Depreciation, Depletion and Amortization. DD&A increased to $93.2 million for the six months ended June 30, 2018 compared with $77.7 million for the six months ended June 30, 2017. The increase of $15.5 million was a result of a 46% increase in production, offset by an 18% decrease in the DD&A rate for the six months ended June 30, 2018 compared with the six months ended June 30, 2017. The increase in production accounted for a $35.8 million increase in DD&A expense while the decrease in the DD&A rate accounted for a $20.3 million decrease in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the six months ended June 30, 2018, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $21.55 per Boe compared with $26.25 per Boe for the six months ended June 30, 2017. The decrease in the depletion rate of 18% is the result of adding proved developed producing reserves at lower costs.

Unused Commitments. Unused commitments expense for each of the six months ended June 30, 2018 and 2017 consisted of $9.1 million related to gas transportation contracts. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay monthly transportation charges regardless of the amount of pipeline capacity utilized. The agreements expire July 31, 2021.

General and Administrative Expense. General and administrative expense increased to $21.7 million for the six months ended June 30, 2018 from $18.3 million for the six months ended June 30, 2017 primarily due to an increase in employee compensation and benefits associated with an increase in headcount.

Included in general and administrative expense is long-term cash and equity incentive compensation of $3.7 million and $2.8 million for the six months ended June 30, 2018 and 2017, respectively. The components of long-term cash and equity incentive compensation for the six months ended June 30, 2018 and 2017 are shown in the following table:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Nonvested common stock	$2,850	$3,561
Nonvested common stock units	447	342
Performance cash units (1)(2)	378	(1,100)
Total	$3,675	$2,803

(1)	The performance cash units will be settled in cash for the performance metrics that are met.

(2)
The performance cash units are accounted for as liability awards and fair valued at each reporting date. For the six months ended June 30, 2018, the weighted average fair value share price increased from $5.10 as of December 31, 2017 to $6.08 as of June 30, 2018. For the six months ended June 30, 2017, the weighted average fair value share price decreased from $8.89 as of December 31, 2016 to $3.41 as of June 30, 2017.

Merger Transaction Expense. Merger transaction expense was $6.0 million for the six months ended June 30, 2018. We entered into the Merger Agreement on December 4, 2017 and closed on March 19, 2018. Transaction expenses included severance, consulting, advisory, legal and other merger-related fees that were incurred during the six months ended June 30, 2018 and were not capitalized as part of the Merger.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a loss of $76.6 million for the six months ended June 30, 2018 compared with a gain of $32.1 million for the six months ended June 30, 2017. The loss for the six months ended June 30, 2018 is related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of June 30, 2018.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Realized gain (loss) on derivatives (1)	$(23,848)	$9,799
Prior year unrealized (gain) loss transferred to realized (gain) loss (1)	20,940	(2,114)
Unrealized gain (loss) on derivatives (1)	(73,711)	24,377
Total commodity derivative gain (loss)	$(76,619)	$32,062

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

During the six months ended June 30, 2018, approximately 72% of our oil volumes and 15% of our natural gas volumes were subject to financial hedges, which resulted in decreased oil income of $24.2 million and increased natural gas income of $0.4 million after settlements. During the six months ended June 30, 2017, approximately 69% of our oil volumes and 45% of our natural gas volumes were subject to financial hedges, which resulted in increased oil income of $9.6 million and increased natural gas income of $0.2 million after settlements.

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

At June 30, 2018, we had cash and cash equivalents of $107.4 million and no amounts outstanding under our Amended Credit Facility. At December 31, 2017, we had cash and cash equivalents of $314.5 million and no amounts outstanding under our Amended Credit Facility. Our borrowing base was $300.0 million as of June 30, 2018. Our effective borrowing capacity was reduced by $26.0 million to $274.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement.

On March 19, 2018, we completed the Merger, which was effected through the issuance of 100,000,000 shares of the Company's common stock, with a fair value of $484.0 million, and the repayment of $53.9 million of Fifth Creek debt. See Note 4 for additional information related to the Merger.

Cash Flow from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2018 and 2017 was $68.9 million and $38.2 million, respectively. The increase in net cash provided by operating activities was primarily due to an increase in production revenues, offset by a decrease in cash from derivative settlements.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts to receive fixed prices for a portion of our production. At June 30, 2018, we had in place crude oil swaps covering portions of our 2018, 2019 and 2020 production and natural gas swaps covering portions of our 2018 and 2019 production.

At June 30, 2018, the estimated fair value of all of our commodity derivative instruments, summarized in the following table, was a net liability of $85.3 million, comprised of current and noncurrent liabilities.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price (1)	Fair Market Value (in thousands)
Swap Contracts:
2018
Oil	2,543,651	Bbls	$54.63	WTI	$(40,600)
Natural gas	920,000	MMBtu	$2.68	NWPL	357
2019
Oil	6,017,934	Bbls	$58.09	WTI	(43,061)
Natural gas	912,500	MMBtu	$2.05	NWPL	26
2020
Oil	549,000	Bbls	$57.25	WTI	(1,975)
Total					$(85,253)

(1)
WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange. NWPL refers to the Northwest Pipeline Corporation price as quoted in Platt's Inside FERC on the first business day of each month.

The following table includes all hedges entered into from July 1, 2018 to July 25, 2018:

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price
Swap Contracts:
2019
Oil	273,750	Bbls	$65.10	WTI
Natural gas	912,500	MMBtu	$2.05	NWPL
2020
Oil	549,000	Bbls	$61.42	WTI

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

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Six Months Ended June 30,
Basin/Area	2018	2017
	(in millions)
DJ Basin	$256.7	$107.5
Other	0.4	10.2
Total	$257.1	$117.7

	Six Months Ended June 30,
	2018	2017
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$2.5	$15.6
Drilling, development, exploration and exploitation of oil and natural gas properties	233.5	99.2
Gathering and compression facilities	20.4	2.7
Geologic and geophysical costs	0.2	—
Furniture, fixtures and equipment	0.5	0.2
Total	$257.1	$117.7

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

Our outstanding debt is summarized below:

		As of June 30, 2018			As of December 31, 2017
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility	April 8, 2020	$—	$—	$—	$—	$—	$—
7.0% Senior Notes	October 15, 2022	350,000	(3,628)	346,372	350,000	(4,033)	345,967
8.75% Senior Notes	June 15, 2025	275,000	(4,747)	270,253	275,000	(5,080)	269,920
Lease Financing Obligation	August 10, 2020	2,096	—	2,096	2,328	(2)	2,326
Total Debt		$627,096	$(8,375)	$618,721	$627,328	$(9,115)	$618,213
Less: Current Portion of Long-Term Debt		2,096	—	2,096	469	—	469
Total Long-Term Debt (1)		$625,000	$(8,375)	$616,625	$626,859	$(9,115)	$617,744

(1)	See Note 5 for additional information.

Credit Ratings. Our credit risk is evaluated by two independent rating agencies based on publicly available information and information obtained during our ongoing discussions with the rating agencies. Moody's Investor Services and Standard & Poor's Rating Services currently rate our 7.0% Senior Notes and 8.75% Senior Notes and have assigned a credit rating. We do not have any credit rating triggers that would accelerate the maturity of amounts due under our Amended Credit Facility, 7.0% Senior Notes or 8.75% Senior Notes. However, our ability to raise funds and the costs of any financing activities could be affected by our credit rating at the time any such financing activities are conducted.

Contractual Obligations. A summary of our contractual obligations as of June 30, 2018 is provided in the following table:

	Payments Due by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	Twelve Months Ended June 30, 2019	Twelve Months Ended June 30, 2020	Twelve Months Ended June 30, 2021	Twelve Months Ended June 30, 2022	Twelve Months Ended June 30, 2023	After June 30, 2023
	(in thousands)
Notes payable (1)	$553	$322	$—	$—	$—	$—	$875
7.0% Senior Notes (2)	24,500	24,500	24,500	24,500	362,250	—	460,250
8.75% Senior Notes (3)	24,063	24,063	24,063	24,063	24,063	323,123	443,438
Lease Financing Obligation (4)	2,138	—	—	—	—	—	2,138
Office and office equipment leases and other (5)	7,299	1,510	2,888	2,739	2,738	11,741	28,915
Firm transportation agreements (6)	18,557	18,691	18,691	1,558	—	—	57,497
Gas gathering and processing agreement (7)	2,491	2,266	2,082	997	—	—	7,836
Asset retirement obligations (8)	1,281	1,303	1,421	1,665	1,229	19,148	26,047
Derivative liability (9)	66,406	18,094	753	—	—	—	85,253
Total	$147,288	$90,749	$74,398	$55,522	$390,280	$354,012	$1,112,249

(1)
Notes payable includes interest on a $26.0 million letter of credit that accrues interest at 2.0% and 0.125% per annum for participation fees and fronting fees, respectively. The expected term of the letter of credit is January 31, 2020. There is currently no balance outstanding under the Amended Credit Facility due April 9, 2020.

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

(5)
The lease for our principal office in Denver, Colorado extends through March 2019. Due to the Merger, we acquired the office lease of Fifth Creek in Greenwood Village, Colorado which extends through July 2023. In addition, we entered into a new lease for office space in Denver, Colorado which will serve as our principal office starting in April 2019 through April 2028.

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

(9)
Derivative liability represents the net fair value for oil, gas and NGL commodity derivatives presented as liabilities in our Unaudited Consolidated Balance Sheets as of June 30, 2018. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market fluctuations. See "Critical Accounting Policies and Estimates" in Part II, Item 7 of Bill Barrett's Annual Report on Form 10-K for the year ended December 31, 2017 and in "Commodity Hedging Activities" above in this Quarterly Report on Form 10-Q for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2018.

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

Commodity Price Risk

Our primary market risk exposure is to the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. oil and natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the six months ended June 30, 2018, our income before income taxes would have decreased by approximately $0.5 million for each $1.00 per barrel decrease in crude oil prices, approximately $0.5 million for each $0.10 decrease per MMBtu in natural gas prices and approximately $0.7 million for each $1.00 per barrel decrease in NGL prices.

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

As of July 25, 2018, we have financial derivative instruments related to oil and natural gas volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities."

	July – December 2018		For the year 2019		For the year 2020
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	2,543,651	$54.63	6,291,684	$58.40	1,098,000	$59.34
Natural Gas (MMbtu)	920,000	$2.68	1,825,000	$2.05	—	$—

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2018.

Changes in Internal Controls. There has been no change in our internal control over financial reporting during the second fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended June 30, 2018:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2018	794	$4.90	—	—
May 1 – 31, 2018	1,676	6.18	—	—
June 1 – 30, 2018	2,212	5.83	—	—
Total	4,682	5.80	—	—

(1)	Represents shares delivered by employees to satisfy tax withholding obligations resulting from the vesting of restricted shares of common stock issued pursuant to our employee incentive plans.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHPOINT RESOURCES CORPORATION

Date:	August 8, 2018	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 8, 2018	By:	/s/ David R. Macosko
David R. Macosko
Senior Vice President-Accounting
(Principal Accounting Officer)