Form 10-Q
period 2018-09-30
HighPoint Resources Corp
filed 2018-10-31
CIK 1725526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

There were 212,444,845 shares of $0.001 par value common stock outstanding on October 17, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2018	December 31, 2017
	(in thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$92,980	$314,466
Accounts receivable, net of allowance for doubtful accounts	68,035	51,415
Prepayments and other current assets	2,967	1,782
Total current assets	163,982	367,663
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	1,876,664	1,361,168
Unproved oil and gas properties, excluded from amortization	657,541	84,676
Furniture, equipment and other	18,515	17,899
	2,552,720	1,463,743
Accumulated depreciation, depletion, amortization and impairment	(578,851)	(444,863)
Total property and equipment, net	1,973,869	1,018,880
Deferred financing costs and other noncurrent assets	6,795	4,163
Total	$2,144,646	$1,390,706
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and other accrued liabilities	$147,590	$84,055
Amounts payable to oil and gas property owners	55,097	16,594
Production taxes payable	46,697	26,876
Derivative liabilities	87,470	20,940
Current portion of long-term debt	1,978	469
Total current liabilities	338,832	148,934
Long-term debt, net of debt issuance costs	617,006	617,744
Asset retirement obligations	27,036	16,097
Deferred income taxes	137,111	—
Derivatives and other noncurrent liabilities	36,864	9,377
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.001 par value; authorized 400,000,000 and 300,000,000 shares at September 30, 2018 and December 31, 2017, respectively; 212,445,188 and 110,363,539 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively, with 2,917,648 and 1,394,868 shares subject to restrictions, respectively	210	109
Additional paid-in capital	1,769,852	1,279,507
Retained earnings (accumulated deficit)	(782,265)	(681,062)
Treasury stock, at cost: zero shares at September 30, 2018 and December 31, 2017	—	—
Total stockholders' equity	987,797	598,554
Total	$2,144,646	$1,390,706
See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Operating Revenues:
Oil, gas and NGL production	$131,585	$67,175	$322,534	$168,541
Other operating revenues, net	(459)	690	(200)	926
Total operating revenues	131,126	67,865	322,334	169,467
Operating Expenses:
Lease operating expense	7,237	5,919	21,082	17,287
Gathering, transportation and processing expense	1,398	620	2,829	1,644
Production tax expense	11,504	5,384	26,363	9,140
Exploration expense	19	18	39	48
Impairment, dry hole costs and abandonment expense	184	261	609	8,336
(Gain) loss on sale of properties	74	—	1,046	(92)
Depreciation, depletion and amortization	58,946	41,732	152,106	119,409
Unused commitments	4,574	4,557	13,684	13,687
General and administrative expense	12,696	12,496	34,427	30,788
Merger transaction expense	100	—	6,140	—
Other operating expenses, net	(764)	(282)	(716)	(1,610)
Total operating expenses	95,968	70,705	257,609	198,637
Operating Income (Loss)	35,158	(2,840)	64,725	(29,170)
Other Income and Expense:
Interest and other income	451	332	1,843	1,030
Interest expense	(13,165)	(13,926)	(39,348)	(44,014)
Commodity derivative gain (loss)	(51,547)	(12,408)	(128,166)	19,654
Gain (loss) on extinguishment of debt	(257)	—	(257)	(7,904)
Total other income and expense	(64,518)	(26,002)	(165,928)	(31,234)
Income (Loss) before Income Taxes	(29,360)	(28,842)	(101,203)	(60,404)
(Provision for) Benefit from Income Taxes	—	—	—	—
Net Income (Loss)	$(29,360)	$(28,842)	$(101,203)	$(60,404)
Net Income (Loss) Per Common Share, Basic	$(0.14)	$(0.39)	$(0.56)	$(0.81)
Net Income (Loss) Per Common Share, Diluted	$(0.14)	$(0.39)	$(0.56)	$(0.81)
Weighted Average Common Shares Outstanding, Basic	209,501,887	74,886,107	181,144,822	74,742,699
Weighted Average Common Shares Outstanding, Diluted	209,501,887	74,886,107	181,144,822	74,742,699
See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net Income (Loss)	$(29,360)	$(28,842)	$(101,203)	$(60,404)
Other comprehensive income (loss)	—	—	—	—
Comprehensive Income (Loss)	$(29,360)	$(28,842)	$(101,203)	$(60,404)
See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Operating Activities:
Net Income (Loss)	$(101,203)	$(60,404)
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	152,106	119,409
Impairment, dry hole costs and abandonment expense	609	8,336
Commodity derivative (gain) loss	128,166	(19,654)
Settlements of commodity derivatives	(42,628)	17,062
Stock compensation and other non-cash charges	5,813	5,134
Amortization of deferred financing costs	1,729	1,665
(Gain) loss on extinguishment of debt	257	7,904
(Gain) loss on sale of properties	1,046	(92)
Change in operating assets and liabilities:
Accounts receivable	(8,789)	(9,252)
Prepayments and other assets	(1,421)	(980)
Accounts payable, accrued and other liabilities	(25,287)	20,071
Amounts payable to oil and gas property owners	33,804	6,371
Production taxes payable	15,983	(187)
Net cash provided by (used in) operating activities	160,185	95,383
Investing Activities:
Additions to oil and gas properties, including acquisitions	(322,614)	(160,788)
Additions of furniture, equipment and other	(616)	(268)
Repayment of debt associated with merger, net of cash acquired	(53,357)	—
Proceeds from sale of properties and other investing activities	11	(712)
Net cash provided by (used in) investing activities	(376,576)	(161,768)
Financing Activities:
Proceeds from debt	—	275,000
Principal payments on debt	(350)	(322,228)
Proceeds from sale of common stock, net of offering costs	1	(298)
Deferred financing costs and other	(4,746)	(6,045)
Net cash provided by (used in) financing activities	(5,095)	(53,571)
Increase (Decrease) in Cash and Cash Equivalents	(221,486)	(119,956)
Beginning Cash and Cash Equivalents	314,466	275,841
Ending Cash and Cash Equivalents	$92,980	$155,885
See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2016	$74	$1,113,797	$(542,328)	$—	$571,543
Cumulative effect of accounting change	—	180	(509)	—	(329)
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	—	—	(1,253)	(1,252)
Stock-based compensation	—	7,099	—	—	7,099
Retirement of treasury stock	—	(1,253)	—	1,253	—
Exchange of senior notes for shares of common stock	11	48,981	—	—	48,992
Issuance of common stock, net of offering costs	23	110,703	—	—	110,726
Net income (loss)	—	—	(138,225)	—	(138,225)
Balance at December 31, 2017	109	1,279,507	(681,062)	—	598,554
Exercise of options, restricted stock activity and shares exchanged for exercise and tax withholding	1	—	—	(1,533)	(1,532)
Stock-based compensation (1)	—	7,978	—	—	7,978
Retirement of treasury stock	—	(1,533)	—	1,533	—
Issuance of common stock, merger	100	483,900	—	—	484,000
Net income (loss)	—	—	(101,203)	—	(101,203)
Balance at September 30, 2018	$210	$1,769,852	$(782,265)	$—	$987,797
See notes to Unaudited Consolidated Financial Statements.

(1)	As of September 30, 2018, includes the modification of the 2016 Program and 2017 Program from performance-based liability awards to service-based equity awards. See Note 11 for additional information.

HIGHPOINT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2018

1. Organization

HighPoint Resources Corporation, a Delaware corporation, together with its wholly-owned subsidiary (collectively, the "Company"), is an independent oil and gas company engaged in the exploration, development and production of oil, natural gas and natural gas liquids ("NGLs"). The Company became the successor to Bill Barrett Corporation ("Bill Barrett"), on March 19, 2018, upon closing of the transactions contemplated by the Agreement and Plan of Merger, dated December 4, 2017 (the "Merger Agreement"), pursuant to which Bill Barrett combined with Fifth Creek Energy Operating Company, LLC ("Fifth Creek") (the "Merger"). As a result of the Merger, Bill Barrett became a wholly-owned subsidiary of HighPoint Resources Corporation and subsequently Bill Barrett changed its name to HighPoint Operating Corporation. The Company currently conducts its activities principally in the Denver Julesburg Basin ("DJ Basin") in Colorado. Except where the context indicates otherwise, references herein to the "Company" with respect to periods prior to the completion of the Merger refer to Bill Barrett and its subsidiaries.

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

Accounts Receivable. Accounts receivable is comprised of the following:

	As of September 30, 2018	As of December 31, 2017
	(in thousands)
Oil, gas and NGL sales	$51,405	$36,569
Due from joint interest owners	16,607	14,779
Other	28	270
Allowance for doubtful accounts	(5)	(203)
Total accounts receivable	$68,035	$51,415

Oil and Gas Properties. The Company's oil, gas and NGL exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and remain within cash flows from investing activities in the Unaudited Consolidated Statements of Cash Flows. If an exploratory well does find proved reserves, the costs remain capitalized, are included within additions to oil and gas properties and remain within cash flows from investing activities in the Unaudited Consolidated Statements of Cash Flows. The costs of development wells are capitalized whether proved reserves are added or not. Oil and gas lease acquisition costs are also capitalized. Upon sale or retirement of depreciable or depletable property, the cost and related accumulated DD&A are eliminated from the accounts and the resulting gain or loss is recognized.

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

The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company's oil, natural gas and NGL producing activities:

	As of September 30, 2018	As of December 31, 2017
	(in thousands)
Proved properties	$427,982	$230,800
Wells and related equipment and facilities	1,370,616	1,088,692
Support equipment and facilities	64,324	38,776
Materials and supplies	13,742	2,900
Total proved oil and gas properties	$1,876,664	$1,361,168
Unproved properties	549,342	18,832
Wells and facilities in progress	108,199	65,844
Total unproved oil and gas properties, excluded from amortization	$657,541	$84,676
Accumulated depreciation, depletion, amortization and impairment	(567,156)	(433,234)
Total oil and gas properties, net (1)	$1,967,049	$1,012,610

(1)	Total oil and gas properties, net includes $722.0 million of properties acquired in the Merger. See Note 4 for additional information regarding the Merger.

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

The Company recognized non-cash impairment charges, which were included within impairment, dry hole costs and abandonment expense in the Unaudited Consolidated Statements of Operations, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Impairment of unproved oil and gas properties (1)	$—	$—	$—	$8,010
Abandonment expense and lease expirations	184	261	609	326
Total impairment, dry hole costs and abandonment expense	$184	$261	$609	$8,336

(1)
The Company recognized impairment related to unproved oil and gas properties in the Cottonwood Gulch area of the Piceance Basin during the nine months ended September 30, 2017. The Company had no current plan to develop this acreage.

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

Accounts Payable and Other Accrued Liabilities. Accounts payable and other accrued liabilities are comprised of the following:

	As of September 30, 2018	As of December 31, 2017
	(in thousands)
Accrued drilling, completion and facility costs (1)	$97,634	$35,856
Accrued lease operating, gathering, transportation and processing expenses	7,104	4,360
Accrued general and administrative expenses	8,248	11,134
Accrued interest payable	18,355	6,484
Accrued merger transaction expenses	174	8,278
Accrued hedge settlements	6,411	65
Prepayments from partners	937	2,524
Trade payables	5,341	10,067
Other	3,386	5,287
Total accounts payable and other accrued liabilities	$147,590	$84,055

(1)	The increase as of September 30, 2018 is due to an increase in drilling and completions activity.

Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Environmental liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Recent case law in Wyoming has exposed the Company to obligations for plugging and abandoning wells, and associated reclamation, for assets that were sold to other industry parties in prior years that are now in default. Regulatory agencies and landowners have demanded that the Company perform such activities.

Revenue Recognition. All of the Company's sales of oil, gas and NGLs are made under contracts with customers, whereby revenues are recognized when the Company satisfies its performance obligations and the customer obtains control of the product. Performance obligations under the Company's contracts with customers are typically satisfied at a point-in-time through monthly delivery of oil, gas and/or NGLs. Accordingly, at the end of the reporting period, the Company does not have any unsatisfied performance obligations. The Company's contracts with customers typically include variable consideration based on monthly pricing tied to local indices and volumes delivered in the current month. The nature of the Company's contracts with customers does not require the Company to constrain variable consideration for accounting purposes. As of September 30, 2018, the Company had open contracts with customers with terms of 1 month to 19 years, as well as evergreen contracts that renew on a periodic basis if not canceled by the Company or the customer. The Company's contracts with customers typically require payment within one month of delivery.

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

Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or liabilities are settled. Deferred income taxes also include tax credits and net operating losses that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates. Deferred tax assets are regularly reviewed, considering all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, planning strategies and results of recent operations. The assumptions about future taxable income require significant judgment to determine whether it is more likely than not that the deferred tax asset will be realized. Changes to the Company's development plans, increases in market prices for hydrocarbons, improvements in our operating results, or other factors, could result in a release of some or all of the valuation allowance in a future period which would result in the recognition of a tax benefit.

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of September 30, 2018.

Earnings/Loss Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested shares of common stock and outstanding in-the-money stock options to purchase the Company's common stock. As the Company was in a net loss position, all potentially dilutive securities were anti-dilutive for the three and nine months ended September 30, 2018 and 2017.

The following table sets forth the calculation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Net income (loss)	$(29,360)	$(28,842)	$(101,203)	$(60,404)
Basic weighted-average common shares outstanding in period	209,502	74,886	181,145	74,743
Diluted weighted-average common shares outstanding in period	209,502	74,886	181,145	74,743
Basic net income (loss) per common share	$(0.14)	$(0.39)	$(0.56)	$(0.81)
Diluted net income (loss) per common share	$(0.14)	$(0.39)	$(0.56)	$(0.81)

New Accounting Pronouncements. In August 2018, the Securities and Exchange Commission, ("SEC") issued a final rule, Disclosure Update and Simplification, that updates and simplifies SEC disclosure requirements. The primary changes include removing the requirement to disclose outside of the consolidated financial statements historical and pro forma ratios of earnings to fixed charges and historical low and high trading prices and adding a requirement to provide within the interim financial statements an analysis of changes in stockholders' equity for the current and comparative quarterly and year-to-date periods. Other changes included requirements related to segment, geographic area and dividend disclosures. The final rule will be effective November 5, 2018 and will not have a material impact on the Company's disclosures.

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The objective of this update is to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The standard will only impact the Company's disclosures.

In June 2018, the FASB issued ASU 2018-07, Stock Compensation-Improvements to Non-employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for non-employee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation- Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The standard will not have a material impact on the Company's disclosures and financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, followed by additional accounting standards updates that provided additional practical expedients and policy election options (collectively, Accounting Standards Codification Topic 842, ("ASC 842")). The objective of ASC 842 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASC 842 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company intends to adopt ASC 842 using the modified retrospective method and to use the option to not apply ASC 842 to comparative periods. The Company has also elected the following practical expedients:

•	not to recognize lease assets or liabilities on the balance sheet when lease terms are less than twelve months,

•	carryforward previous conclusions related to current lease classification under the current lease accounting standard to lease classification for these existing leases under ASC 842, and

•	exclude from evaluation under ASC 842 land easements that existed or expired before adoption of ASC 842.

The Company has compiled and analyzed its contracts and has identified which leasing arrangements will be affected. However, the Company is still evaluating the full impact of adopting this standard.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of this update is to clarify the principles for recognizing revenue and to develop a common revenue standard. The FASB subsequently issued ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, which provided additional implementation guidance and deferred the effective date of ASU 2014-09. The standard was effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The standard was adopted on January 1, 2018 using the modified retrospective transition method, which was applied to contracts in place at the date of adoption. The adoption required the Company to net some additional gathering, transportation and processing expenses against its oil, gas and NGL production revenues. However, the cash flow and timing of the Company's revenue was not impacted and therefore no impact on the Company's net income (loss) or net income (loss) per common share. The standard also required additional footnote disclosures. See the "Revenue Recognition" section above for additional disclosures.

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash paid for interest	$25,746	$31,113
Cash paid for income taxes	—	—
Supplemental disclosures of non-cash investing and financing activities:
Accrued liabilities - oil and gas properties	101,838	37,319
Accrued liabilities - financing costs	215	—
Change in asset retirement obligations, net of disposals	9,885	10,453
Retirement of treasury stock	(1,533)	(1,246)
Properties exchanged in non-cash transactions	—	13,323
Issuance of common stock for Merger	484,000	—

4. Mergers

Merger with Fifth Creek Operating Company, LLC

On March 19, 2018, the Company completed the Merger with Fifth Creek. Assets acquired include approximately 81,000 net acres in Weld County in the DJ Basin, substantially all of which are operated, and 62 producing standard-length lateral wells and 10 producing extended-reach lateral wells. In addition, the Company recorded net proved reserves of  9.3 MMBoe, of which 4.7 MMBoe were proved developed reserves and 4.6 MMBoe were proved undeveloped reserves.

The Merger was effected through the issuance of 100,000,000 shares of the Company's common stock, with a fair value of $484.0 million on the date of closing, and the repayment of $53.9 million of Fifth Creek debt. In connection with the Merger, the Company incurred costs of approximately $14.9 million to date of severance, consulting, advisory, legal and other merger-related fees, of which $6.1 million was included in the Company's Unaudited Consolidated Statement of Operations for the nine months ended September 30, 2018, with the remainder incurred in 2017.

Purchase Price Allocation

The transaction was accounted for as a business combination, using the acquisition method, with the Company being the acquirer for accounting purposes. The following table represents the preliminary allocation of the total purchase price to the identifiable assets acquired and the liabilities assumed based on the estimated fair values at the acquisition date. The Company expects to complete the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate. The following table sets forth the Company's preliminary purchase price allocation:

March 19, 2018
(in thousands)
Purchase Price:
Fair value of common stock issued	$484,000
Plus: Repayment of Fifth Creek debt	53,900
Total purchase price	537,900

Plus Liabilities Assumed:
Accounts payable and accrued liabilities	25,782
Current unfavorable contract	2,651
Other current liabilities	13,797
Asset retirement obligations	7,361
Long-term deferred tax liability	137,111
Long-term unfavorable contract	4,449
Other noncurrent liabilities	2,354
Total purchase price plus liabilities assumed	$731,405

Fair Value of Assets Acquired:
Cash	543
Accounts receivable	7,831
Oil and Gas Properties:
Proved oil and gas properties	105,702
Unproved oil and gas properties	608,972
Asset Retirement Obligations	7,361
Furniture, equipment and other	931
Other noncurrent assets	65
Total asset value	$731,405

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

The results of operations attributable to the merged companies are included in the Unaudited Consolidated Statements of Operations beginning on March 19, 2018. The Company generated revenues of approximately $20.9 million and $35.2 million from the Fifth Creek assets during the three and nine months ended September 30, 2018, respectively, and expenses of approximately $13.7 million and $25.1 million during the three and nine months ended September 30, 2018, respectively.

Pro Forma Financial Information

The following pro forma condensed combined financial information was derived from the historical financial statements of the Company and Fifth Creek and gives effect to the acquisition as if it had occurred on January 1, 2017. The below information reflects pro forma adjustments based on available information and certain assumptions that the Company believes are reasonable, including (i) the repayment of Fifth Creek's debt, (ii) depletion of Fifth Creek's fair-valued proved crude oil and natural gas properties, and (iii) the estimated tax impacts of the pro forma adjustments.

Additionally, pro forma earnings for the three and nine months ended September 30, 2018 were adjusted to exclude merger-related costs of $0.1 million and $6.1 million, respectively, incurred by the Company and zero and $4.0 million, respectively, incurred by Fifth Creek. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate the Fifth Creek assets. The pro forma condensed combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the acquisition taken place on January 1, 2017; furthermore, the financial information is not intended to be a projection of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Revenues	$131,126	$80,973	$338,266	$195,727
Net Income (Loss) and Comprehensive Income (Loss)	(29,260)	(33,301)	(98,993)	(65,180)
Net Income (Loss) per Common Share, Basic and Diluted	(0.14)	(0.19)	(0.47)	(0.37)

5. Long-Term Debt

The Company's outstanding debt is summarized below:

		As of September 30, 2018			As of December 31, 2017
	Maturity Date	Principal	Debt Issuance Costs	Carrying Amount	Principal	Debt Issuance Costs	Carrying Amount
		(in thousands)
Amended Credit Facility	September 14, 2023	$—	$—	$—	$—	$—	$—
7.0% Senior Notes (1)	October 15, 2022	350,000	(3,419)	346,581	350,000	(4,033)	345,967
8.75% Senior Notes (2)	June 15, 2025	275,000	(4,575)	270,425	275,000	(5,080)	269,920
Lease Financing Obligation (3)	August 10, 2020	1,978	—	1,978	2,328	(2)	2,326
Total Debt		$626,978	$(7,994)	$618,984	$627,328	$(9,115)	$618,213
Less: Current Portion of Long-Term Debt (4)		1,978	—	1,978	469	—	469
Total Long-Term Debt		$625,000	$(7,994)	$617,006	$626,859	$(9,115)	$617,744

(1)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $348.6 million and $356.1 million as of September 30, 2018 and December 31, 2017, respectively, based on reported market trades of these instruments.

(2)
The aggregate estimated fair value of the 8.75% Senior Notes was approximately $290.2 million and $305.3 million as of September 30, 2018 and December 31, 2017, respectively, based on reported market trades of these instruments.

(3)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $1.8 million and $2.1 million as of September 30, 2018 and December 31, 2017, respectively. As there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(4)
The current portion of long-term debt includes the current portion of the Lease Financing Obligation. The Company has elected to exercise the early buyout option pursuant to which the Company will purchase the equipment for $1.8 million on February 10, 2019.

Amended Credit Facility

The Company entered into a fourth amended and restated credit facility (the "Amended Credit Facility"), which extends the maturity date to September 14, 2023, and provides for a maximum credit amount of $1.5 billion, an initial elected commitment amount of $500.0 million and an initial borrowing base of $500.0 million. Due to the amendment, the Company recognized a loss on extinguishment of debt of $0.3 million on the Unaudited Consolidated Statement of Operations for the three and nine months ended September 30, 2018. As credit support for future payments under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the available borrowing capacity under the Amended Credit Facility as of September 30, 2018 to $474.0 million. There have been no borrowings under the Amended Credit Facility (or, as applicable, the facility then in place) to date in 2018 and there were no such borrowings in 2017.

Interest rates are either adjusted LIBOR plus applicable margins of 1.5% to 2.5% or an alternate base rate plus applicable margins of 0.5% to 1.5%, and the unused commitment fee is between 0.375% and 0.5%. The applicable margin and the unused commitment fee rate are determined based on borrowing base utilization.

The borrowing base under the Amended Credit Facility is determined at the discretion of the lenders, based on the collateral value of the Company's proved reserves that have been mortgaged to the lenders, and is subject to regular re-determination on or about April 1 and October 1 of each year, as well as following certain property sales. Borrowing bases are computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from the reserves calculated using future commodity pricing provided by the Company's lenders, as well as any other outstanding debt. Lower commodity prices could result in a decreased borrowing base.

The Amended Credit Facility contains certain financial covenants. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance. If the Company fails to comply with the covenants or other terms of any agreements governing the Company's debt, the lenders under the Amended Credit Facility and holders of the Company's senior notes may have the right to accelerate the maturity of the relevant debt and foreclose upon the collateral, if any, securing that debt. The occurrence of any such event would adversely affect the Company's financial condition.

7.0% Senior Notes Due 2022

The Company's $350.0 million aggregate principal amount 7.0% Senior Notes mature on October 15, 2022 at par, unless earlier redeemed or purchased by the Company. Interest is payable in arrears semi-annually on April 15 and October 15 of each year. The 7.0% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of the Company's other existing and future senior unsecured indebtedness, including the 8.75% Senior Notes.

The 7.0% Senior Notes are redeemable at the Company's option at redemption prices of 102.333%, 101.167% and 100.000% of the principal amount on or after October 15, 2018, 2019 and 2020, respectively.

8.75% Senior Notes Due 2025

The Company's $275.0 million aggregate principal amount 8.75% Senior Notes mature on June 15, 2025 at par, unless earlier redeemed or purchased by the Company. Interest is payable in arrears semi-annually on June 15 and December 15 of each year. The 8.75% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of the Company's other existing and future senior unsecured indebtedness, including the 7.0% Senior Notes.

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

The issuer of the 7.0% Senior Notes and the 8.75% Senior Notes is HighPoint Operating Corporation (f/k/a Bill Barrett). Pursuant to supplemental indentures entered into in connection with the Merger, HighPoint Resources Corporation became a guarantor of the 7.0% Senior Notes and the 8.75% Senior Notes in March 2018. All covenants in the indentures governing the notes limit the activities of HighPoint Operating Corporation, including limitations on the ability to pay dividends, incur additional indebtedness, make restricted payments, create liens, sell assets or make loans to HighPoint Resources Corporation, but in most cases the covenants in the indentures are not applicable to HighPoint Resources Corporation. HighPoint Operating Corporation is currently in compliance with all covenants and has complied with all covenants since issuance.

Nothing in the indentures governing the 7.0% Senior Notes or the 8.75% Senior Notes prohibits the Company from repurchasing any of the notes from time to time at any price in open market purchases, negotiated transactions or by tender offer or otherwise without any notice to or consent of the holders.

Lease Financing Obligation Due 2020

The Company has a lease financing obligation with a balance of $2.0 million as of September 30, 2018 resulting from the Company's sale and subsequent lease back of certain compressors and related facilities owned by the Company (the "Lease Financing Obligation"). The Lease Financing Obligation expires on August 10, 2020, and the Company has the option to purchase the equipment at the end of the lease term for the then current fair market value. The Lease Financing Obligation also contains an early buyout option pursuant to which the Company will purchase the equipment for $1.8 million on February 10, 2019. The lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%. See Note 12 for a discussion of aggregate minimum future lease payments.

6. Asset Retirement Obligations

A reconciliation of the Company's asset retirement obligations for the nine months ended September 30, 2018 is as follows (in thousands):

As of December 31, 2017	$17,586
Liabilities incurred (1)	9,818
Liabilities settled	(1,429)
Disposition of properties	(351)
Accretion expense	922
Revisions to estimate	1,847
As of September 30, 2018	$28,393
Less: Current asset retirement obligations	1,357
Long-term asset retirement obligations	$27,036

(1)	Includes $7.4 million associated with properties acquired in the Merger during the nine months ended September 30, 2018. See Note 4 for additional information regarding this Merger.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis in the Company's consolidated balance sheet. The following methods and assumptions were used to estimate the fair values:

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

Commodity derivatives – The fair value of crude oil, natural gas and NGL swaps and costless collars are valued based on an income approach using various assumptions, such as quoted forward prices for commodities, risk-free discount rates, volatility factors and time value factors. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are, therefore, designated as Level 2 inputs. The Company utilizes its counterparties' valuations to assess the reasonableness of its own valuations.

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of September 30, 2018
Financial Assets
Cash equivalents	$63,189	$—	$—	$63,189
Deferred compensation plan	1,516	—	—	1,516
Commodity derivatives	—	1,222	—	1,222
Financial Liabilities
Commodity derivatives	—	119,242	—	119,242
As of December 31, 2017
Financial Assets
Cash equivalents	271,027	—	—	271,027
Deferred compensation plan	1,749	—	—	1,749
Commodity derivatives	—	656	—	656
Financial Liabilities
Commodity derivatives	—	25,714	—	25,714

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in the Company's consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Oil and gas properties – Oil and gas property costs are evaluated for impairment when there is an indication that the carrying costs may not be recoverable. If an impairment is necessary, the fair value is estimated by using either a market approach based on recent sales prices of comparable properties and/or indications from marketing activities or by using the income valuation technique, which involves calculating the present value of future net revenues. The present value, net of estimated operating and development costs, is calculated using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows, predominantly all of which are designated as Level 3 inputs within the fair value hierarchy.

Information about impaired assets is as follows:

	Level 1	Level 2	Level 3	Net Book Value (1)	Impairment Loss
	(in thousands)
As of September 30, 2018
Oil and gas properties	$—	$—	$—	$—	$—
As of December 31, 2017
Uinta Basin oil and gas properties (2)	—	—	106,587	144,532	37,945
DJ Basin unproved properties (3)	—	—	18,832	20,887	2,055
Piceance Basin unproved properties (4)	—	—	—	9,098	9,098

(1)	Amount represents net book value at the date of assessment.

(2)
The Company recognized a non-cash impairment charge of $37.9 million associated with the Company's Uinta Oil Program proved properties during the year ended December 31, 2017. The properties were sold on December 29, 2017.

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

Additional Fair Value Disclosures

Long-term Debt – Long-term debt is not presented at fair value on the Unaudited Consolidated Balance Sheets, as it is recorded at carrying value, net of unamortized debt issuance costs. The fair values of the Company's fixed rate 7.0% Senior Notes and 8.75% Senior Notes totaled $638.8 million and $661.4 million as of September 30, 2018 and December 31, 2017, respectively. The fair values of the Company's fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.

There is no active, public market for the Amended Credit Facility or Lease Financing Obligation. The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure based on the LIBOR spread, secured interest, and the Company's borrowing base utilization. The Amended Credit Facility had a balance of zero as of September 30, 2018 and December 31, 2017. The Lease Financing Obligation fair values of $1.8 million and $2.1 million as of September 30, 2018 and December 31, 2017, respectively, are measured based on market-based parameters of comparable term secured financing instruments. The fair value measurements for the Amended Credit Facility and Lease Financing Obligation represent Level 2 inputs.

8. Derivative Instruments

The Company uses financial derivative instruments as part of its price risk management program to achieve a more predictable cash flow from its production revenues by reducing its exposure to commodity price fluctuations. The Company has entered into financial commodity swap contracts and costless collars related to the sale of a portion of the Company's production. The Company does not enter into derivative instruments for speculative or trading purposes.

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

	As of September 30, 2018
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets	$642	$(642)	(1)	$—
Deferred financing costs and other noncurrent assets	580	(580)	(1)	—
Total derivative assets	$1,222	$(1,222)		$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
	(in thousands)
Derivative liabilities	$(88,112)	$642	(1)	$(87,470)
Derivatives and other noncurrent liabilities	(31,130)	580	(1)	(30,550)
Total derivative liabilities	$(119,242)	$1,222		$(118,020)

	As of December 31, 2017
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets	$594	$(594)	(1)	$—
Deferred financing costs and other noncurrent assets	62	(62)	(1)	—
Total derivative assets	$656	$(656)		$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
	(in thousands)
Derivative liabilities	$(21,534)	$594	(1)	$(20,940)
Derivatives and other noncurrent liabilities	(4,180)	62	(1)	(4,118)
Total derivative liabilities	$(25,714)	$656		$(25,058)

(1)	Asset and liability balances with the same counterparty are presented as a net asset or liability on the Unaudited Consolidated Balance Sheets.

As of September 30, 2018, the Company had swap contracts in place to hedge the following volumes for the periods indicated:

	October – December 2018		For the year 2019		For the year 2020
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	1,270,140	$54.63	6,704,184	$58.85	2,286,000	$61.32
Natural Gas (MMbtu)	460,000	$2.68	1,825,000	$2.05	—	$—

As of September 30, 2018, the Company had cashless collars (purchased put options and written call options) in place to hedge the following volumes for the periods indicated:

	October – December 2018			For the year 2019
	Derivative Volumes	Weighted Average Floor Price	Weighted Average Ceiling Price	Derivative Volumes	Weighted Average Floor Price	Weighted Average Ceiling Price
Oil (Bbls)	184,000	$60.00	$77.27	552,000	$55.00	$77.56

The Company's derivative financial instruments are generally executed with major financial or commodities trading institutions. The instruments expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had derivatives in place with eight different counterparties as of September 30, 2018. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk in the event of non-performance by the counterparties are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of these counterparties.

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

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities as of September 30, 2018 and December 31, 2017 are presented below:

	As of September 30, 2018	As of December 31, 2017
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$115,423	$170,536
Stock-based compensation	3,507	3,826
Deferred rent	101	163
Deferred compensation	988	1,824
State tax credit carryforwards	—	6,499
Financing obligation	620	705
Accrued expenses	583	248
Investment in partnership	1,255	—
Derivative instruments	29,075	6,158
Other assets	2,276	228
Less: Valuation allowance	(69,980)	(114,530)
Total deferred tax assets	83,848	75,657
Deferred tax liabilities:
Oil and gas properties	(220,759)	(75,409)
Prepaid expenses	(200)	(248)
Total deferred tax assets (liabilities)	(220,959)	(75,657)
Net deferred tax assets (liabilities)	$(137,111)	$—

In connection with the Merger, the Company had a greater than 50% ownership change pursuant to Section 382 of the Internal Revenue Code. As a result of the ownership change, the Company's ability to use pre-change net operating losses ("NOLs") and credits against post-change taxable income is limited to an annual amount plus any built-in gains recognized within five years of the ownership change. The Company's annual limitation amount is approximately $11.7 million. The Company has reduced its federal and state NOLs by $274.6 million and $10.0 million, respectively, and eliminated its state tax credits by $8.2 million to reflect the expected impact of the Section 382 limitation. Deferred tax assets and the corresponding valuation allowance have been reduced by $64.5 million for the expected tax effect of the Section 382 limitation. As of September 30, 2018, the Company projected approximately $468.0 million and $468.4 million of federal and state NOLs, respectively. The federal NOLs begin to expire in 2025 and the state NOLs begin to expire in 2029.

On December 22, 2017, the Tax Cut and Jobs Act of 2017 ("TCJA") became law. The TCJA includes significant changes to the U.S. corporate tax system, including a rate reduction from 35% to 21% beginning in January 2018. Accordingly, the 21% federal tax rate is utilized in computing the Company's annualized effective tax rate. Other provisions of TCJA include the elimination of the corporate alternative minimum tax, acceleration of depreciation for U.S. tax purposes, limitations on deductibility of interest expense, expanded Section 162(m) limitations on the deductibility of officers' compensation, the elimination of NOL carrybacks, and indefinite carryforwards on losses generated after 2017, subject to restrictions on their utilization.

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

10. Stockholders' Equity

Common and Preferred Stock. The Company's authorized capital structure consists of 75,000,000 shares of preferred stock, par value, $0.001 per share, and 400,000,000 shares of common stock, par value $0.001 per share. In March 2018, the Company adopted an amended and restated Certificate of Incorporation which increased the number of authorized shares of common stock from 300,000,000 to 400,000,000. There are no issued and outstanding shares of preferred stock.

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

In March 2018, the Company terminated the Equity Distribution Agreement, dated as of June 2015, by and between the Company and Goldman, Sachs and Co., which established an "at-the-market" program for sales of common stock from time to time. The agreement was terminable at will upon written notification by the Company with no penalty. No shares had been sold pursuant to this agreement.

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

The following table presents the long-term equity and cash incentive compensation related to awards for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Nonvested common stock (1)	$1,654	$1,434	$4,504	$4,437
Nonvested common stock units (1)	344	174	791	516
Nonvested performance-based shares (1)	—	—	—	558
Nonvested performance cash units (2)(3)	257	1,073	635	(27)
Total	$2,255	$2,681	$5,930	$5,484

(1)
Unrecognized compensation expense as of September 30, 2018 was $10.0 million, which related to grants of nonvested shares of common stock that are expected to be recognized over a weighted-average period of 1.9 years.

(2)
The nonvested performance-based cash units are accounted for as liability awards with $1.4 million in accounts payable and accrued liabilities as of December 31, 2017 and $0.9 million and $3.0 million in derivatives and other noncurrent liabilities as of September 30, 2018 and December 31, 2017, respectively, in the Unaudited Consolidated Balance Sheets.

(3)	Liability awards are fair valued at each reporting date. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

Nonvested Equity and Cash Awards. The following tables present the equity and cash awards granted pursuant to the Company's various stock compensation plans. A summary of the Company's nonvested common stock awards for the three and nine months ended September 30, 2018 and 2017 is presented below:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
Nonvested Common Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 1,	2,858,278	$5.28	1,400,260	$7.10
Granted	123,094	6.79	5,267	3.31
Vested	(25,432)	7.16	(13,721)	15.35
Forfeited or expired	(38,292)	5.34	(550)	15.15
Outstanding at September 30,	2,917,648	5.33	1,391,256	7.00

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
Nonvested Common Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	1,394,868	$7.00	1,169,099	$9.33
Granted	1,140,542	5.60	782,511	5.99
Modified (1)	1,146,305	4.84	—	—
Vested	(693,364)	8.24	(508,613)	10.71
Forfeited or expired	(70,703)	5.98	(51,741)	7.87
Outstanding at September 30,	2,917,648	5.33	1,391,256	7.00

(1)
Due to the closing of the Merger, the 2016 and 2017 Performance Cash Programs were converted from nonvested performance-based cash units to nonvested common stock awards, resulting in an increase of nonvested common stock awards for the nine months ended September 30, 2018.

A summary of the Company's nonvested common stock unit awards for the three and nine months ended September 30, 2018 and 2017 is presented below:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
Nonvested Common Stock Unit Awards	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at July 1,	302,417	$7.37	272,559	$6.37
Granted	18,695	4.88	3,787	4.29
Vested	(18,695)	4.88	(3,787)	4.29
Outstanding at September 30,	302,417	7.37	272,559	6.37

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
Nonvested Common Stock Unit Awards	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1,	272,559	$6.37	147,167	$10.09
Granted	180,778	6.63	190,711	3.53
Vested	(150,920)	4.66	(65,319)	6.49
Outstanding at September 30,	302,417	7.37	272,559	6.37

A summary of the Company's nonvested performance-based cash unit awards for the three and nine months ended September 30, 2018 and 2017 is presented below:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
Nonvested Performance-Based Cash Unit Awards	Units	Weighted Average Fair Value	Units	Weighted Average Fair Value
Outstanding at July 1,	846,256		1,537,198
Granted	89,037		5,267
Forfeited or expired	(16,232)		—
Outstanding at September 30,	919,061	$4.88	1,542,465	$4.29

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
Nonvested Performance-Based Cash Unit Awards	Units	Weighted Average Fair Value	Units	Weighted Average Fair Value
Outstanding at January 1,	1,548,083		942,326
Granted	935,293		663,425
Performance goal adjustment (1)	11,289		—
Modified (2)	(1,211,478)		—
Vested	(286,652)		—
Forfeited or expired	(77,474)		(63,286)
Outstanding at September 30,	919,061	$4.88	1,542,465	$4.29

(1)
The 2015 Program vested at 104.1% in excess of target level and resulted in additional units vested in March 2018. These units are included in the vested line item for the nine months ended September 30, 2018.

(2)
Due to the closing of the Merger, the 2016 and 2017 Performance Cash Programs were converted from nonvested performance-based cash units to nonvested common stock awards, resulting in a decrease in nonvested performance-based cash units for the nine months ended September 30, 2018. The 2016 Program converted based on its performance through March 19, 2018, which resulted in 89% of the units converting to nonvested common stock awards or a reduction of 65,173 units converting to nonvested common stock awards.

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

2017 Program. In February 2017, the Compensation Committee approved a performance cash program (the "2017 Program") granting performance cash units that would settle in cash and were accounted for as liability awards. In March 2018, upon the Merger closing, each award under the 2017 Program was converted to a nonvested common stock award at 100% of the original award. At the time of the modification, 619,006 units were converted to 619,006 nonvested shares of the Company's common stock. These awards no longer have a performance criterion, but continue to have a service-based criterion through the cliff vest in February 2020. The conversion of the performance-based liability award to a service-based equity award was accounted for as a modification in accordance with ASC 718, Compensation - Stock Compensation. The Company recorded an increase to additional paid-in capital ("APIC") and a decrease to derivative and other noncurrent liabilities of $0.9 million as of September 30, 2018 in the Unaudited Consolidated Statement of Stockholders' Equity and the Unaudited Consolidated Balance Sheets, respectively.

2016 Program. In March 2016, the Compensation Committee approved a performance cash program (the "2016 Program") granting performance cash units that would settle in cash and were accounted for as liability awards. In March 2018, upon the Merger closing, each award under the 2016 Program was converted to a nonvested common stock award at 89% of the original award based on the Company's performance through March 19, 2018. At the time of the modification, 592,472 units were converted to 527,299 nonvested shares of the Company's common stock. These awards no longer have a performance criterion, but continue to have a service-based criterion through the cliff vest in February 2019. The conversion of the performance-based liability award to a service-based equity award was accounted for as a modification in accordance with ASC 718, Compensation - Stock Compensation. The Company recorded an increase to APIC and a decrease to derivative and other noncurrent liabilities of $1.8 million as of September 30, 2018 in the Unaudited Consolidated Statement of Stockholders' Equity and the Unaudited Consolidated Balance Sheets, respectively.

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

As of September 30, 2018
(in thousands)
2018	$134
2019	1,869
Thereafter	—
Total	$2,003

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

The amounts in the table below represent the Company's future minimum transportation charges:

As of September 30, 2018
(in thousands)
2018	$4,572
2019	18,590
2020	18,691
2021	10,903
Thereafter	—
Total	$52,756

Gas Gathering and Processing Agreements. The Company is party to three minimum volume commitments and one reimbursement obligation. The minimum volume commitments require the Company to deliver a minimum volume of natural gas to midstream entities for gathering and processing. The contracts require the Company to pay a fee associated with the contracted volumes regardless of the amount delivered. The reimbursement obligation requires the Company to pay a monthly gathering and processing fee per Mcf of production over a one year period to reimburse a midstream entity for its costs to construct gas gathering and processing facilities. If the costs are not reimbursed by the Company via the monthly gathering and processing fees through August 2019, the Company must pay the difference. The amounts in the table below represent the Company's future minimum charges under both agreements:

As of September 30, 2018
(in thousands)
2018	$2,737
2019 (1)	10,114
2020	2,167
2021	1,997
Thereafter	—
Total	$17,015

(1)	Includes $6.9 million associated with the reimbursement obligation discussed above.

Lease and Other Commitments. The Company leases office space, vehicles and certain equipment under non-cancellable operating leases. The Company incurred rent expense related to these operating leases of $0.8 million and $2.0 million for the three and nine months ended September 30, 2018, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2017, respectively. The Company also has non-cancellable agreements for telecommunication and geological and geophysical services. Future minimum annual payments under lease and other agreements are as follows:

As of September 30, 2018
(in thousands)
2018	$2,604
2019	4,404
2020	2,532
2021	2,821
2022	2,764
Thereafter	13,087
Total	$28,212

Litigation. The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the ordinary course of business. It is the opinion of the Company's management that current claims and litigation involving the Company are not likely to have a material adverse effect on its Unaudited Consolidated Balance Sheet, Cash Flows or Statements of Operations.

13. Guarantor Subsidiaries

The condensed consolidating financial information as of and for the periods ended September 30, 2018 presents the results of operations, financial position and cash flows of HighPoint Resources Corporation, or parent guarantor, and HighPoint Operating Corporation (f/k/a Bill Barrett), or subsidiary issuer, as well as the consolidating adjustments necessary to present HighPoint Resources Corporation's results on a consolidated basis. The parent guarantor fully and unconditionally guarantees the debt securities of the subsidiary issuer. The indentures governing those securities limit the ability of the subsidiary issuer to pay dividends or otherwise provide funding to the parent guarantor.

In September 2018, Circle B Land Company LLC, a 100% owned subsidiary, merged into its parent company, HighPoint Operating Corporation. Prior periods are presented under the structure of the Company prior to the Merger and prior to the elimination of Circle B Land Company LLC. Circle B Land Company LLC and Aurora Gathering, LLC (both of which were 100% owned subsidiaries of the Company), on a joint and several basis, fully and unconditionally guaranteed the debt of Bill Barrett, the parent issuer. On December 29, 2017, the Company completed the sale of its remaining assets in the Uinta Basin, which included the equity of Aurora Gathering, LLC.

For the purpose of the following financial information, investments in subsidiaries are reflected in accordance with the equity method of accounting. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheets

	As of September 30, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash equivalents	$—	$92,980	$—	$92,980
Accounts receivable, net of allowance for doubtful accounts	—	68,035	—	68,035
Other current assets	—	2,967	—	2,967
Property and equipment, net	—	1,973,869	—	1,973,869
Intercompany receivable	—	—	—	—
Investment in subsidiaries	987,797	—	(987,797)	—
Noncurrent assets	—	6,795	—	6,795
Total assets	$987,797	$2,144,646	$(987,797)	$2,144,646
Liabilities and Stockholders' Equity:
Accounts payable and other accrued liabilities	$—	$147,590	$—	$147,590
Other current liabilities	—	191,242	—	191,242
Long-term debt	—	617,006	—	617,006
Deferred income taxes	—	137,111	—	137,111
Other noncurrent liabilities	—	63,900	—	63,900
Stockholders' equity	987,797	987,797	(987,797)	987,797
Total liabilities and stockholders' equity	$987,797	$2,144,646	$(987,797)	$2,144,646

	As of December 31, 2017
	Parent Issuer	Subsidiary Guarantors	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash equivalents	$314,466	$—	$—	$314,466
Accounts receivable, net of allowance for doubtful accounts	51,415	—	—	51,415
Other current assets	1,782	—	—	1,782
Property and equipment, net	1,016,986	1,894	—	1,018,880
Intercompany receivable	854	—	(854)	—
Investment in subsidiaries	1,040	—	(1,040)	—
Noncurrent assets	4,163	—	—	4,163
Total assets	$1,390,706	$1,894	$(1,894)	$1,390,706
Liabilities and Stockholders' Equity:
Accounts payable and other accrued liabilities	$84,055	$—	$—	$84,055
Other current liabilities	64,879	—	—	64,879
Intercompany payable	—	854	(854)	—
Long-term debt	617,744	—	—	617,744
Other noncurrent liabilities	25,474	—	—	25,474
Stockholders' equity	598,554	1,040	(1,040)	598,554
Total liabilities and stockholders' equity	$1,390,706	$1,894	$(1,894)	$1,390,706

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$—	$131,126	$—	$131,126
Operating expenses	—	(83,172)	—	(83,172)
General and administrative	—	(12,696)	—	(12,696)
Merger transaction expense	—	(100)	—	(100)
Interest expense	—	(13,165)	—	(13,165)
Interest income and other income (expense)	—	(51,353)	—	(51,353)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	(29,360)	—	(29,360)
(Provision for) benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(29,360)	—	29,360	—
Net income (loss)	$(29,360)	$(29,360)	$29,360	$(29,360)

	Nine Months Ended September 30, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$—	$322,334	$—	$322,334
Operating expenses	—	(217,042)	—	(217,042)
General and administrative	—	(34,427)	—	(34,427)
Merger transaction expense	—	(6,140)	—	(6,140)
Interest expense	—	(39,348)	—	(39,348)
Interest income and other income (expense)	—	(126,580)	—	(126,580)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	(101,203)	—	(101,203)
(Provision for) benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(101,203)	—	101,203	—
Net income (loss)	$(101,203)	$(101,203)	$101,203	$(101,203)

	Three Months Ended September 30, 2017
	Parent Issuer	Subsidiary Guarantors	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$67,697	$168	$—	$67,865
Operating expenses	(58,053)	(156)	—	(58,209)
General and administrative	(12,496)	—	—	(12,496)
Interest expense	(13,926)	—	—	(13,926)
Interest income and other income (expense)	(12,076)	—	—	(12,076)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(28,854)	12	—	(28,842)
(Provision for) benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	12	—	(12)	—
Net income (loss)	$(28,842)	$12	$(12)	$(28,842)

	Nine Months Ended September 30, 2017
	Parent Issuer	Subsidiary Guarantors	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$169,041	$426	$—	$169,467
Operating expenses	(167,363)	(486)	—	(167,849)
General and administrative	(30,788)	—	—	(30,788)
Interest expense	(44,014)	—	—	(44,014)
Interest income and other income (expense)	12,780	—	—	12,780
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(60,344)	(60)	—	(60,404)
(Provision for) benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(60)	—	60	—
Net income (loss)	$(60,404)	$(60)	$60	$(60,404)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(29,360)	$(29,360)	$29,360	$(29,360)
Other comprehensive loss	—	—	—	—
Comprehensive income (loss)	$(29,360)	$(29,360)	$29,360	$(29,360)

	Nine Months Ended September 30, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(101,203)	$(101,203)	$101,203	$(101,203)
Other comprehensive loss	—	—	—	—
Comprehensive income (loss)	$(101,203)	$(101,203)	$101,203	$(101,203)

	Three Months Ended September 30, 2017
	Parent Issuer	Subsidiary Guarantors	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(28,842)	$12	$(12)	$(28,842)
Other comprehensive loss	—	—	—	—
Comprehensive income (loss)	$(28,842)	$12	$(12)	$(28,842)

	Nine Months Ended September 30, 2017
	Parent Issuer	Subsidiary Guarantors	Intercompany Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(60,404)	$(60)	$60	$(60,404)
Other comprehensive loss	—	—	—	—
Comprehensive income (loss)	$(60,404)	$(60)	$60	$(60,404)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$—	$160,185	$—	$160,185
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	—	(322,614)	—	(322,614)
Additions to furniture, fixtures and other	—	(616)	—	(616)
Repayment of debt associated with merger, net of cash acquired	—	(53,357)	—	(53,357)
Proceeds from sale of properties and other investing activities	—	11	—	11
Intercompany transfers	—	—	—	—
Cash flows from financing activities:
Principal payments on debt	—	(350)	—	(350)
Proceeds from sale of common stock, net of offering costs	—	1	—	1
Intercompany transfers	—	—	—	—
Other financing activities	—	(4,746)	—	(4,746)
Change in cash and cash equivalents	—	(221,486)	—	(221,486)
Beginning cash and cash equivalents	—	314,466	—	314,466
Ending cash and cash equivalents	$—	$92,980	$—	$92,980

	Nine Months Ended September 30, 2017
	Parent Issuer	Subsidiary Guarantors	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$95,009	$374	$—	$95,383
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(160,788)	—	—	(160,788)
Additions to furniture, fixtures and other	(268)	—	—	(268)
Proceeds from sale of properties and other investing activities	(712)	—	—	(712)
Intercompany transfers	374	—	(374)	—
Cash flows from financing activities:
Proceeds from debt	275,000	—	—	275,000
Principal payments on debt	(322,228)	—	—	(322,228)
Proceeds from sale of common stock, net of offering costs	(298)	—	—	(298)
Intercompany transfers	—	(374)	374	—
Other financing activities	(6,045)	—	—	(6,045)
Change in cash and cash equivalents	(119,956)	—	—	(119,956)
Beginning cash and cash equivalents	275,841	—	—	275,841
Ending cash and cash equivalents	$155,885	$—	$—	$155,885

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements as to future plans, estimates, beliefs and expected performance of HighPoint Resources Corporation. Forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to:

•
legislative, judicial or regulatory changes including initiatives to impose increased setbacks from occupied structures and other sensitive areas, initiatives to give local governmental authorities the ability to further regulate or to ban oil and gas development activities within their boundaries, and initiatives related to drilling and completion techniques such as hydraulic fracturing;

•	potential failure to achieve expected production from existing and future exploration or development projects or acquisitions;

•	volatility of market prices received for oil, natural gas and natural gas liquids ("NGLs"), and the risk of a prolonged period of depressed prices;

•	declines in the values of our oil and natural gas properties resulting in impairments;

•	reduction of proved undeveloped reserves due to failure to develop within the five-year development window defined by the Securities and Exchange Commission;

•	derivative and hedging activities;

•	the concentration of our properties in the Rocky Mountain region;

•	compliance with environmental and other regulations;

•	economic and competitive conditions;

•	occurrence of property divestitures or acquisitions;

•	costs and availability of third party facilities for gathering, processing, refining and transportation;

•	future processing volumes and pipeline throughput;

•	impact of health and safety issues on operations;

•	operational risks, including the risk of industrial accidents and natural disasters;

•	reductions in the borrowing base under our amended revolving credit facility (the "Amended Credit Facility");

•	debt and equity market conditions and availability of capital;

•	ability to receive drilling and other permits, regulatory approvals and required surface access and rights of way;

•	higher than expected costs and expenses including production, drilling and well equipment costs;

•	changes in estimates of proved reserves;

•	the potential for production decline rates from our wells, and/or drilling and related costs, to be greater than we expect;

•	ability to replace natural production declines with acquisitions, new drilling or recompletion activities;

•	exploration risks such as the risk of drilling unsuccessful wells;

•	capital expenditures and contractual obligations;

•
liabilities resulting from litigation concerning alleged damages related to environmental issues, pollution, contamination, personal injury, royalties, marketing, title to properties, validity of leases, or other matters that may not be covered by an effective indemnity or insurance;

•	midstream capacity issues;

•	changes in tax laws and statutory tax rates; and

•
other uncertainties, including those factors discussed below and in Bill Barrett's Annual Report on Form 10-K for the year ended December 31, 2017 under the headings "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" and in Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q, all of which are difficult to predict.

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

Overview

We became the successor to Bill Barrett Corporation ("Bill Barrett") on March 19, 2018 upon completion of the business combination (the "Merger") between Bill Barrett and Fifth Creek Energy Operating Company, LLC ("Fifth Creek"). Except where the context indicates otherwise, the terms "we", "us", "our" or the "Company" as used herein refer, for periods prior to the completion of the Merger, to Bill Barrett and its subsidiaries and, for periods following the completion of the Merger, to HighPoint Resources Corporation and its subsidiaries (including Bill Barrett, which has subsequently been renamed HighPoint Operating Corporation).

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

As previously disclosed, there were attempts in the last two state election cycles to qualify ballot initiatives that would have amended the state constitution in order to restrict oil and gas development in Colorado by empowering local government control or imposing mandatory statewide setbacks in excess of current rules. These previous efforts were either withdrawn or failed to qualify for the ballot due to lack of petition signatures.

In Bill Barrett's Annual Report on Form 10-K for the year ended December 31, 2017, we disclosed that “similar proposals may be approved for the 2018 ballot” and that because “substantially all of our operations and reserves are located in Colorado, the passage and implementation of any such proposal could have a materially adverse effect on our operations, reserves, financial condition and business generally.”

In fact, a statutory setback initiative, Proposition 112, did qualify for the November 2018 ballot. Proposition 112 would amend the Oil and Gas Conservation Act by prohibiting the Colorado Oil and Gas Conservation Commission from permitting new oil and gas development closer than 2,500 feet from “occupied structures” or “vulnerable areas” such as playgrounds, parks, public open space and water bodies, including irrigation canals, perennial or intermittent streams and creeks. Development on federal land is excluded from the prohibition. The state and local governments are also empowered to expand the list of vulnerable areas and to increase the “buffer zone” to more than 2,500 feet.

Due to the rural nature of our acreage position, Proposition 112, if it had been limited to occupied structures, would have had a minimal impact on our development activities. However, due to its extension to vulnerable areas, notably including intermittent streams and creeks, adoption of the measure would impact our development activities on more than two-thirds of the well pads located on our currently configured drilling units.

To mitigate this risk, we have established an inventory of approved drilling permits and expect additional permits to be approved before Proposition 112, if approved by the voters, would take effect. In addition, we believe that we can reconfigure drilling units and relocate well pads to avoid restricted areas, in some cases by moving to federal lands, and reach nearly all of our acreage position, although such relocation would entail additional cost and permitting delays.

The industry, through its trade associations and political arms, is engaged in an intensive campaign to defeat Proposition 112 at the ballot box. This effort is being supported by the general business community and most local and state elected officials and candidates, including the gubernatorial candidates of both major parties.

Should Proposition 112 be adopted, the state and local governments will, over time, face significant budgetary pressure from reduced oil and gas tax revenues, compounded by “takings” lawsuits seeking billions of dollars in compensation. These pressures could result in legislation to modify Proposition 112’s statutory provisions to ameliorate its impact. On the other hand, should Proposition 112 be defeated, legislation may be introduced to address public concerns about oil and gas development through increased setbacks of less than 2,500 feet, increased local control, emission limits or other means. The identity of the next governor and the make-up of the next General Assembly will be determinative factors in either scenario.

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

Commodity prices are inherently volatile and are influenced by many factors outside of our control. As of October 17, 2018, we have hedged 1,454,140 barrels of oil and 460,000 MMbtu of natural gas, or approximately 48% of our expected remaining 2018 production, 7,256,184 barrels of oil and 1,825,000 MMbtu of natural gas for 2019 and 2,286,000 barrels of oil for 2020 at price levels that provide some economic certainty to our cash flows. We focus our efforts on increasing oil, natural gas and NGLs reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future earnings and cash flows are dependent on our ability to manage our revenues and overall cost structure to a level that allows for profitable production.

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

Results of Operations

The following table sets forth selected operating data for the periods indicated:

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production	$131,585	$67,175	$64,410	96%
Other operating revenues	(459)	690	(1,149)	*nm
Total operating revenues	131,126	67,865	63,261	93%
Operating Expenses
Lease operating expense	7,237	5,919	1,318	22%
Gathering, transportation and processing expense	1,398	620	778	125%
Production tax expense	11,504	5,384	6,120	114%
Exploration expense	19	18	1	6%
Impairment, dry hole costs and abandonment expense	184	261	(77)	(30)%
(Gain) loss on sale of properties	74	—	74	*nm
Depreciation, depletion and amortization	58,946	41,732	17,214	41%
Unused commitments	4,574	4,557	17	—%
General and administrative expense (1)	12,696	12,496	200	2%
Merger transaction expense	100	—	100	*nm
Other operating expense, net	(764)	(282)	(482)	*nm
Total operating expenses	$95,968	$70,705	$25,263	36%
Production Data:
Oil (MBbls)	1,716	1,202	514	43%
Natural gas (MMcf)	3,294	2,274	1,020	45%
NGLs (MBbls)	471	339	132	39%
Combined volumes (MBoe)	2,736	1,920	816	43%
Daily combined volumes (Boe/d)	29,739	20,870	8,869	43%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$66.96	$46.08	$20.88	45%
Natural gas (per Mcf)	1.59	2.37	(0.78)	(33)%
NGLs (per Bbl)	24.31	18.93	5.38	28%
Combined (per Boe)	48.10	34.99	13.11	37%
Average Realized Prices with Hedging:
Oil (per Bbl)	$55.92	$51.86	$4.06	8%
Natural gas (per Mcf)	1.64	2.51	(0.87)	(35)%
NGLs (per Bbl)	24.31	18.93	5.38	28%
Combined (per Boe)	41.23	38.78	2.45	6%
Average Costs (per Boe):
Lease operating expense	$2.65	$3.08	$(0.43)	(14)%
Gathering, transportation and processing expense	0.51	0.32	0.19	59%
Production tax expense	4.20	2.80	1.40	50%
Depreciation, depletion and amortization	21.54	22.52	(0.98)	(4)%
General and administrative expense (1)	4.64	6.51	(1.87)	(29)%

*	Not meaningful.

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $2.3 million (or $0.82 per Boe) and $2.7 million (or $1.40 per Boe) for the three months ended September 30, 2018 and 2017, respectively.

Production Revenues and Volumes. Production revenues increased to $131.6 million for the three months ended September 30, 2018 from $67.2 million for the three months ended September 30, 2017. The increase in production revenues was due to a 43% increase in production volumes and a 37% increase in average realized prices before hedging. The increase in production volumes increased production revenues by approximately $39.3 million, while the increase in average realized prices before hedging increased production revenues by approximately $25.1 million.

The 43% increase in total production from the three months ended September 30, 2017 to the three months ended September 30, 2018 was primarily due to a 61% increase in the DJ Basin as a result of new wells placed into production, along with wells acquired in the Merger, offset by the sale of our remaining assets in the Uinta Oil Program in December 2017. Additional information concerning production is in the following table:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	1,716	471	3,294	2,736	1,005	335	2,178	1,703	71%	41%	51%	61%
Other (1)	—	—	—	—	197	4	96	217	*nm	*nm	*nm	*nm
Total	1,716	471	3,294	2,736	1,202	339	2,274	1,920	43%	39%	45%	43%

(1)	Other includes 195 MBbls of oil, 4 MBbls of NGLs and 96 MMcf of natural gas production in the Uinta Oil Program for the three months ended September 30, 2017.

Lease Operating Expense ("LOE"). LOE decreased to $2.65 per Boe for the three months ended September 30, 2018 from $3.08 per Boe for the three months ended September 30, 2017. The decrease per Boe for the three months ended September 30, 2018 compared with the three months ended September 30, 2017 is primarily related to operational efficiencies in our legacy DJ Basin assets and the sale of our remaining assets in the Uinta Oil Program in December 2017, which had relatively high LOE costs on a per Boe basis.

Gathering, Transportation and Processing Expense ("GTP"). GTP expense increased to $0.51 per Boe for the three months ended September 30, 2018 from $0.32 per Boe for the three months ended September 30, 2017.

Costs incurred to gather, transport and/or process our oil, gas and NGLs prior to the transfer of control to the customer are included in GTP expense. Costs incurred to gather, transport and/or process our oil, gas and NGLs after control has transferred to the customer are considered components of the consideration received from the customer and thus recorded in oil, gas and NGL production revenues. In general, based on specific contract arrangements, costs incurred in the Hereford Field in the DJ Basin, which was acquired in the Merger, are included in GTP expense and costs incurred in the Northeast Wattenberg Field in the DJ Basin are included in production revenues. See the "Revenue Recognition" section in Note 2 for additional information.

GTP expense for the three months ended September 30, 2018 of $0.51 per Boe is primarily associated with the Hereford Field. We expect GTP expense per Boe to increase in the future as we further develop and increase our production mix from the Hereford Field under the existing contractual arrangements.

Production Tax Expense. Total production taxes increased to $11.5 million for the three months ended September 30, 2018 from $5.4 million for the three months ended September 30, 2017. The increase is attributable to the 43% increase in production and the 37% increase in averaged realized prices before hedging. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 8.7% and 8.0% for the three months ended September 30, 2018 and September 30, 2017, respectively. The increase was due to an increase in the effective rate of Colorado severance taxes for the three months ended September 30, 2018.

Depreciation, Depletion and Amortization ("DD&A"). DD&A increased to $58.9 million for the three months ended September 30, 2018 compared with $41.7 million for the three months ended September 30, 2017. The increase of $17.2 million was a result of a 43% increase in production volumes offset by a 4% decrease in the DD&A rate for the three months ended September 30, 2018 compared with the three months ended September 30, 2017. The increase in production accounted for a $18.4 million increase in DD&A expense, while the decrease in the DD&A rate accounted for a $1.2 million decrease in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the three months ended September 30, 2018, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $21.54 per Boe compared with $22.52 per Boe for the three months ended September 30, 2017. The decrease in the depletion rate of 4% is the result of adding proved developed producing reserves at lower costs.

Unused Commitments. Unused commitments expense for each of the three months ended September 30, 2018 and September 30, 2017 consisted of $4.6 million related to gas transportation contracts. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay transportation charges regardless of the amount of pipeline capacity utilized. The agreements expire July 31, 2021.

General and Administrative Expense. General and administrative expense increased slightly to $12.7 million for the three months ended September 30, 2018 from $12.5 million for the three months ended September 30, 2017.

Included in general and administrative expense is long-term cash and equity incentive compensation of $2.3 million and $2.7 million for the three months ended September 30, 2018 and 2017, respectively. The components of long-term cash and equity incentive compensation for the three months ended September 30, 2018 and 2017 are shown in the following table:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Nonvested common stock	$1,654	$1,434
Nonvested common stock units	344	174
Nonvested performance cash units (1)	257	1,073
Total	$2,255	$2,681

(1)
The nonvested performance cash units are accounted for as liability awards and will be settled in cash for the performance metrics that are met. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a loss of $51.5 million for the three months ended September 30, 2018 compared with a loss of $12.4 million for the three months ended September 30, 2017. The gain or loss on commodity derivatives is related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of September 30, 2018 and 2017 or during the periods then ended.

The fair value of our open, but not yet settled derivative contracts is based on an income approach using various assumptions, such as quoted forward prices for commodities, risk-free discount rates, volatility factors and time value factors. The mark-to-market fair value of the open commodity derivative contracts will generally be inversely related to the price movement of the underlying commodity. If commodity price trends reverse from period to period, prior unrealized gains may become unrealized losses and vice versa. Higher underlying commodity price volatility will generally lead to higher volatility in our unrealized gains and losses and, by association, the fair value of our commodity derivative contracts. These unrealized gains and losses will impact our net income in the period reported. The mark-to-market fair value can create non-cash volatility in our reported earnings during periods of commodity price volatility. We have experienced such volatility in the past and are likely to experience it in the future. Gains on our derivatives generally indicate lower wellhead revenues in the future while losses indicate higher future wellhead revenues.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Realized gain (loss) on derivatives (1)	$(18,780)	$7,263
Prior year unrealized (gain) loss transferred to realized (gain) loss (1)	4,920	(1,036)
Unrealized gain (loss) on derivatives (1)	(37,687)	(18,635)
Total commodity derivative gain (loss)	$(51,547)	$(12,408)

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

During the three months ended September 30, 2018, approximately 74% of our oil volumes and 13% of our natural gas volumes were subject to financial hedges, which resulted in a decrease in oil income of $18.9 million and an increase in natural gas income of $0.1 million after settlements. During the three months ended September 30, 2017, approximately 55% of our oil volumes and 39% of our natural gas volumes were subject to financial hedges, which resulted in an increase in oil income of $6.9 million and natural gas income of $0.3 million after settlements.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production	$322,534	$168,541	$153,993	91%
Other operating revenues	(200)	926	(1,126)	*nm
Total operating revenues	322,334	169,467	152,867	90%
Operating Expenses
Lease operating expense	21,082	17,287	3,795	22%
Gathering, transportation and processing expense	2,829	1,644	1,185	72%
Production tax expense	26,363	9,140	17,223	188%
Exploration expense	39	48	(9)	(19)%
Impairment, dry hole costs and abandonment expense	609	8,336	(7,727)	(93)%
(Gain) loss on sale of properties	1,046	(92)	1,138	*nm
Depreciation, depletion and amortization	152,106	119,409	32,697	27%
Unused commitments	13,684	13,687	(3)	—%
General and administrative expense (1)	34,427	30,788	3,639	12%
Merger transaction expense	6,140	—	6,140	*nm
Other operating expenses, net	(716)	(1,610)	894	*nm
Total operating expenses	$257,609	$198,637	$58,972	30%
Production Data:
Oil (MBbls)	4,360	2,929	1,431	49%
Natural gas (MMcf)	8,946	6,084	2,862	47%
NGLs (MBbls)	1,207	936	271	29%
Combined volumes (MBoe)	7,058	4,879	2,179	45%
Daily combined volumes (Boe/d)	25,853	17,872	7,981	45%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$64.61	$46.52	$18.09	39%
Natural gas (per Mcf)	1.59	2.48	(0.89)	(36)%
NGLs (per Bbl)	22.04	18.40	3.64	20%
Combined (per Boe)	45.70	34.54	11.16	32%
Average Realized Prices with Hedging:
Oil (per Bbl)	$54.70	$52.18	$2.52	5%
Natural gas (per Mcf)	1.65	2.56	(0.91)	(36)%
NGLs (per Bbl)	22.04	18.40	3.64	20%
Combined (per Boe)	39.66	38.04	1.62	4%
Average Costs (per Boe):
Lease operating expense	$2.99	$3.54	$(0.55)	(16)%
Gathering, transportation and processing expense	0.40	0.34	0.06	18%
Production tax expense	3.74	1.87	1.87	100%
Depreciation, depletion and amortization	21.55	24.81	(3.26)	(13)%
General and administrative expense (1)	4.88	6.31	(1.43)	(23)%

*	Not meaningful.

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $5.9 million (or $0.84 per Boe) and $5.5 million (or $1.12 per Boe) for the nine months ended September 30, 2018 and 2017, respectively.

Production Revenues and Volumes. Production revenues increased to $322.5 million for the nine months ended September 30, 2018 from $168.5 million for the nine months ended September 30, 2017. The increase in production revenues was due to a 45% increase in production volumes and a 32% increase in average realized prices before hedging. The increase in production volumes increased production revenues by approximately $99.6 million, while average realized prices before hedging increased production revenues by approximately $54.4 million.

The 45% increase in total production from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 was primarily due to a 64% increase in the DJ Basin as a result of new wells placed into production, along with wells acquired in the Merger, offset by the sale of our remaining assets in the Uinta Oil Program in December 2017. Additional information concerning production is set forth in the following table:

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	4,360	1,207	8,946	7,058	2,399	927	5,814	4,295	82%	30%	54%	64%
Other (1)	—	—	—	—	530	9	270	584	*nm	*nm	*nm	*nm
Total	4,360	1,207	8,946	7,058	2,929	936	6,084	4,879	49%	29%	47%	45%

*	Not meaningful.

(1)	Other includes 526 MBbls of oil, 9 MBbls of NGLs and 258 MMcf of natural gas production in the Uinta Oil Program for the nine months ended September 30, 2017.

Lease Operating Expense. LOE decreased to $2.99 per Boe for the nine months ended September 30, 2018 from $3.54 per Boe for the nine months ended September 30, 2017. The decrease per Boe for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 is primarily related to operational efficiencies in our legacy DJ Basin assets and the sale of our remaining assets in the Uinta Oil Program in December 2017, which had relatively high LOE costs on a per Boe basis.

Gathering, Transportation and Processing Expense. GTP expense increased to $0.40 per Boe for the nine months ended September 30, 2018 from $0.34 per Boe for the nine months ended September 30, 2017.

Costs incurred to gather, transport and/or process our oil, gas and NGLs prior to the transfer of control to the customer are included in GTP expense. Costs incurred to gather, transport and/or process our oil, gas and NGLs after control has transferred to the customer are considered components of the consideration received from the customer and thus recorded in oil, gas and NGL production revenues. In general, based on specific contract arrangements, costs incurred in the Hereford Field in the DJ Basin, which was acquired in the Merger, are included in GTP expense and costs incurred in the Northeast Wattenberg Field in the DJ Basin are included in production revenues. See the "Revenue Recognition" section in Note 2 for additional information.

GTP expense for the nine months ended September 30, 2018 of $0.40 per Boe is primarily associated with the Hereford Field. We expect GTP expense per Boe to increase in the future as we further develop and increase our production mix from the Hereford Field under the existing contractual arrangements.

Production Tax Expense. Total production taxes increased to $26.4 million for the nine months ended September 30, 2018 from $9.1 million for the nine months ended September 30, 2017. The increase is attributable to the 45% increase in production and the 32% increase in averaged realized prices before hedging. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales were 8.2% and 7.2% for the nine months ended September 30, 2018 and 2017, respectively. The increase was due to an increase in the effective rate of Colorado severance taxes for the nine months ended September 30, 2018.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the nine months ended September 30, 2018 and 2017 are summarized below:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Impairment of unproved oil and gas properties (1)	$—	$8,010
Dry hole expense	—	—
Abandonment expense and lease expirations	609	326
Total impairment, dry hole costs and abandonment expense	$609	$8,336

(1)	We recognized an impairment related to unproved oil and gas properties in the Cottonwood Gulch area of the Piceance Basin. We had no current plan to develop this acreage.

Depreciation, Depletion and Amortization. DD&A increased to $152.1 million for the nine months ended September 30, 2018 compared with $119.4 million for the nine months ended September 30, 2017. The increase of $32.7 million was a result of a 45% increase in production, offset by an 13% decrease in the DD&A rate for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. The increase in production accounted for a $54.1 million increase in DD&A expense while the decrease in the DD&A rate accounted for a $21.4 million decrease in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the nine months ended September 30, 2018, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $21.55 per Boe compared with $24.81 per Boe for the nine months ended September 30, 2017. The decrease in the depletion rate of 13% is the result of adding proved developed producing reserves at lower costs.

Unused Commitments. Unused commitments expense for each of the nine months ended September 30, 2018 and 2017 consisted of $13.7 million related to gas transportation contracts. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay monthly transportation charges regardless of the amount of pipeline capacity utilized. The agreements expire July 31, 2021.

General and Administrative Expense. General and administrative expense increased to $34.4 million for the nine months ended September 30, 2018 from $30.8 million for the nine months ended September 30, 2017, primarily due to an increase in employee compensation and benefits associated with an increase in headcount.

Included in general and administrative expense is long-term cash and equity incentive compensation of $5.9 million and $5.5 million for the nine months ended September 30, 2018 and 2017, respectively. The components of long-term cash and equity incentive compensation for the nine months ended September 30, 2018 and 2017 are shown in the following table:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Nonvested common stock	$4,504	$4,437
Nonvested common stock units	791	516
Nonvested performance-based shares	—	558
Nonvested performance cash units (1)	635	(27)
Total	$5,930	$5,484

(1)
The nonvested performance cash units are accounted for as liability awards and will be settled in cash for the performance metrics that are met. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

Merger Transaction Expense. Merger transaction expense was $6.1 million for the nine months ended September 30, 2018. We entered into the Merger Agreement on December 4, 2017 and closed on March 19, 2018. Transaction expenses included severance, consulting, advisory, legal and other merger-related fees that were incurred during the nine months ended September 30, 2018 and were not capitalized as part of the Merger.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a loss of $128.2 million for the nine months ended September 30, 2018 compared with a gain of $19.7 million for the nine months ended September 30, 2017. The loss for the nine months ended September 30, 2018 is related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of September 30, 2018.

The fair value of our open, but not yet settled derivative contracts is based on an income approach using various assumptions, such as quoted forward prices for commodities, risk-free discount rates, volatility factors and time value factors. The mark-to-market fair value of the open commodity derivative contracts will generally be inversely related to the price movement of the underlying commodity. If commodity price trends reverse from period to period, prior unrealized gains may become unrealized losses and vice versa. Higher underlying commodity price volatility will generally lead to higher volatility in our unrealized gains and losses and, by association, the fair value of our commodity derivative contracts. These unrealized gains and losses will impact our net income in the period reported. The mark-to-market fair value can create non-cash volatility in our reported earnings during periods of commodity price volatility. We have experienced such volatility in the past and are likely to experience it in the future. Gains on our derivatives generally indicate lower wellhead revenues in the future while losses indicate higher future wellhead revenues.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Realized gain (loss) on derivatives (1)	$(42,628)	$17,062
Prior year unrealized (gain) loss transferred to realized (gain) loss (1)	20,940	(2,114)
Unrealized gain (loss) on derivatives (1)	(106,478)	4,706
Total commodity derivative gain (loss)	$(128,166)	$19,654

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

During the nine months ended September 30, 2018, approximately 73% of our oil volumes and 15% of our natural gas volumes were subject to financial hedges, which resulted in decreased oil income of $43.2 million and increased natural gas income of $0.6 million after settlements. During the nine months ended September 30, 2017, approximately 63% of our oil volumes and 43% of our natural gas volumes were subject to financial hedges, which resulted in increased oil income of $16.6 million and increased natural gas income of $0.5 million after settlements.

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

At September 30, 2018, we had cash and cash equivalents of $93.0 million and no amounts outstanding under our Amended Credit Facility. At December 31, 2017, we had cash and cash equivalents of $314.5 million and no amounts outstanding under the credit facility then in place. On September 14, 2018, we entered into the Amended Credit Facility to incorporate the proved reserves and assets acquired in the Merger. The Amended Credit Facility provides for a maximum credit amount of $1.5 billion, an initial elected commitment amount of $500 million, and an initial borrowing base of $500 million, with interest rates and commitment fees unchanged. Our effective borrowing capacity as of September 30, 2018 was reduced by $26.0 million to $474.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement.

On March 19, 2018, we completed the Merger, which was effected through the issuance of 100,000,000 shares of our common stock, with a fair value of $484.0 million, and the repayment of $53.9 million of Fifth Creek debt. See Note 4 for additional information related to the Merger.

Cash Flow from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2018 and 2017 was $160.2 million and $95.4 million, respectively. The increase in net cash provided by operating activities was primarily due to an increase in production revenues, offset by a decrease in cash from derivative settlements.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts and cashless collars to receive fixed prices for a portion of our production. At September 30, 2018, we had in place crude oil swaps covering portions of our 2018, 2019 and 2020 production, natural gas swaps covering portions of our 2018 and 2019 production and crude oil cashless collars covering portions of our 2018 and 2019 production.

At September 30, 2018, the estimated fair value of all of our commodity derivative instruments, summarized in the following table, was a net liability of $118.0 million, comprised of current and noncurrent liabilities. We did not enter into any hedges subsequent to September 30, 2018 through October 17, 2018.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Index Price (1)	Fair Market Value (in thousands)
Swap Contracts:
2018
Oil	1,270,140	Bbls	$54.63			WTI	$(23,257)
Natural gas	460,000	MMBtu	$2.68			NWPL	105
2019
Oil	6,704,184	Bbls	$58.85			WTI	(80,941)
Natural gas	1,825,000	MMBtu	$2.05			NWPL	(162)
2020
Oil	2,286,000	Bbls	$61.32			WTI	(12,713)
Cashless Collars:
2018
Oil	184,000	Bbls		$60.00	$77.27	WTI	(148)
2019
Oil	552,000	Bbls		$55.00	$77.56	WTI	(904)
Total							$(118,020)

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

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Nine Months Ended September 30,
Basin/Area	2018	2017
	(in millions)
DJ Basin	$380.6	$165.4
Other	0.5	9.1
Total	$381.1	$174.5

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$8.3	$20.2
Drilling, development, exploration and exploitation of oil and natural gas properties	342.8	150.1
Gathering and compression facilities	29.1	3.9
Geologic and geophysical costs	0.4	—
Furniture, fixtures and equipment	0.5	0.3
Total	$381.1	$174.5

Our current estimated capital expenditure budget for 2018 is $500.0 million to $510.0 million. The full year 2018 capital budget takes into account the expanded scope of our operations due to the completion of the Merger. The budget includes facilities costs and excludes acquisitions. We may adjust capital expenditures as business conditions and operating results warrant. The amount, timing and allocation of capital expenditures is generally discretionary and within our control. If oil, natural gas and NGL prices decline to below acceptable levels or costs increase above acceptable levels, we could choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity. We would generally do this by prioritizing capital projects to first focus on those that we believe will have the highest expected financial returns and ability to generate near-term cash flow.

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

Amended Credit Facility. There have been no borrowings under the Amended Credit Facility (or, as applicable, the facility then in place) to date in 2018 and there were no such borrowings in 2017. On September 14, 2018, we entered into the Amended Credit Facility to incorporate the proved reserves and assets acquired in the Merger. The Amended Credit Facility provides for a maximum credit amount of $1.5 billion, an initial elected commitment amount of $500 million, and an initial borrowing base of $500 million, with interest rates and commitment fees unchanged. The Amended Credit Facility extended the maturity date of the facility to September 14, 2023. Borrowing bases are computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by our lenders, as well as any other outstanding debt. Lower commodity prices will generally result in a lower borrowing base.

We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. We expect to be in compliance with all financial covenants based on the 2018 budget at current commodity prices.

Our outstanding debt is summarized below:

		As of September 30, 2018			As of December 31, 2017
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility	September 14, 2023	$—	$—	$—	$—	$—	$—
7.0% Senior Notes	October 15, 2022	350,000	(3,419)	346,581	350,000	(4,033)	345,967
8.75% Senior Notes	June 15, 2025	275,000	(4,575)	270,425	275,000	(5,080)	269,920
Lease Financing Obligation	August 10, 2020	1,978	—	1,978	2,328	(2)	2,326
Total Debt		$626,978	$(7,994)	$618,984	$627,328	$(9,115)	$618,213
Less: Current Portion of Long-Term Debt		1,978	—	1,978	469	—	469
Total Long-Term Debt (1)		$625,000	$(7,994)	$617,006	$626,859	$(9,115)	$617,744

(1)	See Note 5 for additional information.

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

Contractual Obligations. A summary of our contractual obligations as of September 30, 2018 is provided in the following table:

	Payments Due by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	Twelve Months Ended September 30, 2019	Twelve Months Ended September 30, 2020	Twelve Months Ended September 30, 2021	Twelve Months Ended September 30, 2022	Twelve Months Ended September 30, 2023	After September 30, 2023
	(in thousands)
Notes payable (1)	$553	$184	$—	$—	$—	$—	$737
7.0% Senior Notes (2)	24,500	24,500	24,500	24,500	362,250	—	460,250
8.75% Senior Notes (3)	24,063	24,063	24,063	24,063	24,063	323,123	443,438
Lease Financing Obligation (4)	2,003	—	—	—	—	—	2,003
Office and office equipment leases and other (5)	6,674	2,096	2,909	2,752	2,641	11,140	28,212
Firm transportation agreements (6)	18,490	18,691	15,575	—	—	—	52,756
Gas gathering and processing agreements (7)(8)	12,260	2,216	2,039	500	—	—	17,015
Asset retirement obligations (9)	1,357	1,140	1,238	1,160	1,351	22,147	28,393
Derivative liability (10)	87,470	28,126	2,424	—	—	—	118,020
Total	$177,370	$101,016	$72,748	$52,975	$390,305	$356,410	$1,150,824

(1)
Notes payable includes interest on a $26.0 million letter of credit that accrues interest at 2.0% and 0.125% per annum for participation fees and fronting fees, respectively. The expected term of the letter of credit is January 31, 2020. There is currently no balance outstanding under the Amended Credit Facility due September 14, 2023.

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

(5)
The lease for our principal office in Denver, Colorado expires in March 2019. Due to the Merger, we acquired the office lease of Fifth Creek in Greenwood Village, Colorado, which extends through July 2023. In addition, we entered into a new lease for office space in Denver, Colorado which will serve as our principal office starting in April 2019 through April 2028.

(6)
We have entered into contracts that provide firm transportation capacity on pipeline systems. The contracts require us to pay transportation demand charges regardless of the amount of gas we deliver to the processing facility or pipeline.

(7)
We have entered into gas gathering and processing contracts which require us to deliver a minimum volume of natural gas to midstream entities for gathering and processing on a monthly basis. The contracts require us to pay a fee associated with the contracted volumes regardless of the amount delivered.

(8)
Includes a reimbursement obligation of $6.9 million in the twelve months ended September 30, 2019. The reimbursement obligation requires us to pay a monthly gathering and processing fee per Mcf of production over a one year period to reimburse a midstream entity for its costs to construct gas gathering and processing facilities. If the costs are not reimbursed by us via the monthly gathering and processing fees through August 2019, we must pay the difference.

(9)
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

(10)
Derivative liability represents the net fair value for oil, gas and NGL commodity derivatives presented as liabilities in our Unaudited Consolidated Balance Sheets as of September 30, 2018. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market fluctuations. See "Critical Accounting Policies and Estimates" in Part II, Item 7 of Bill Barrett's Annual Report on Form 10-K for the year ended December 31, 2017 and in "Commodity Hedging Activities" above in this Quarterly Report on Form 10-Q for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2018.

Trends and Uncertainties

We refer you to the corresponding section in Part II, Item 7 of Bill Barrett's Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of trends and uncertainties that may affect our financial condition or liquidity. Also see "-Overview" above and "Risk Factors" in Part II of this report.

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

Commodity Price Risk

Our primary market risk exposure is to the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. oil and natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the nine months ended September 30, 2018, our income before income taxes would have decreased by approximately $0.8 million for each $1.00 per barrel decrease in crude oil prices, approximately $0.8 million for each $0.10 decrease per MMBtu in natural gas prices and approximately $1.1 million for each $1.00 per barrel decrease in NGL prices.

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

As of October 17, 2018, we have swap contracts related to oil and natural gas volumes in place for the following periods indicated:

	October – December 2018		For the year 2019		For the year 2020
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	1,270,140	$54.63	6,704,184	$58.85	2,286,000	$61.32
Natural Gas (MMbtu)	460,000	$2.68	1,825,000	$2.05	—	$—

As of October 17, 2018, we have cashless collars related to oil volumes in place for the following periods indicated:

	October – December 2018			For the year 2019
	Derivative Volumes	Weighted Average Floor Price	Weighted Average Ceiling Price	Derivative Volumes	Weighted Average Floor Price	Weighted Average Ceiling Price
Oil (Bbls)	184,000	$60.00	$77.27	552,000	$55.00	$77.56

Further detail of these hedges is summarized in the table presented under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities."

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2018.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the third fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than the risk factor discussed below, as of the date of this filing, there have been no material changes or updates to the risk factors previously disclosed in the "Risk Factors" section of Bill Barrett's Annual Report on Form 10-K for the year ended December 31, 2017. An investment in our securities involves various risks. When considering an investment in our Company, you should carefully consider all of the risk factors described in Bill Barrett's Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent reports filed with the SEC. These risks and uncertainties are not the only ones facing us, and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company.

Proposition 112 could have a variety of adverse effects on our business and operations.

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operation-Overview”, in November 2018, voters in Colorado will vote on a setback initiative, Proposition 112. Proposition 112 would amend the Oil and Gas Conservation Act by prohibiting the Colorado Oil and Gas Conservation Commission (and perhaps other government entities) from permitting new oil and gas development closer than 2,500 feet from occupied structures or vulnerable areas such as playgrounds, parks, public open space and water bodies, including irrigation canals, perennial or intermittent streams and creeks. Development on federal land is excluded from the prohibition. The state and local governments are also empowered to expand the list of vulnerable areas and to increase the “buffer zone” to more than 2,500 feet. If adopted, Proposition 112 would impact our development activities on more than two-thirds of the well pads located on our currently configured drilling units, and this would have an adverse impact on our drilling inventory, future growth opportunities and costs. In addition, the passage of Proposition 112 would add risk for all oil and gas companies operating in Colorado with respect to capital availability, midstream investment, availability of oil field services, the ability to attract and retain qualified personnel and the ability to satisfy volume commitments. Moreover, even if Proposition 112 is defeated, legislation may be introduced to address public concerns about oil and gas development through setbacks of less than 2,500 feet, increased local control, emission limits or other means.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended September 30, 2018:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2018	1,764	$6.51	—	—
August 1 – 31, 2018	4,848	5.82	—	—
September 1 – 30, 2018	769	5.05	—	—
Total	7,381	5.90	—	—

(1)	Represents shares delivered by employees to satisfy tax withholding obligations resulting from the vesting of restricted shares of common stock issued pursuant to our employee incentive plans.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
10.1
Fourth Amended and Restated Credit Agreement dated as of September 14, 2018 among HighPoint Operating Corporation, as borrower, the Company, as guarantor, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on September 18, 2018.]

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description of Exhibits

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHPOINT RESOURCES CORPORATION

Date:	October 31, 2018	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 31, 2018	By:	/s/ David R. Macosko
David R. Macosko
Senior Vice President-Accounting
(Principal Accounting Officer)