Form 10-K
period 2018-12-31
HighPoint Resources Corp
filed 2019-02-26
CIK 1725526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-32367

HighPoint Resources Corporation
(Exact name of registrant as specified in its charter)

Delaware	82-3620361
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1099 18th Street, Suite 2300 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 293-9100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes   ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes   ☑  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes   ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 was $662,241,218 (based on the closing price of $6.08 per share as of the last business day of the fiscal quarter ended June 30, 2018).

As of February 5, 2019, the registrant had 212,532,655 outstanding shares of $0.001 per share par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held in May 2019 to be filed pursuant to Regulation 14A no later than 120 days after the end of the registrant's fiscal year ended December 31, 2018.

GLOSSARY OF OIL, NATURAL GAS AND NGL TERMS

The following are abbreviations and definitions of certain terms used in this document, which are commonly used in the oil and gas industry:

Bbl. Stock tank barrel, or 42 U.S. gallons liquid volume.

Bcf. Billion cubic feet of natural gas.

Boe. Barrel of oil equivalent, determined by converting gas volumes to barrels of oil equivalent using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

Boe/d. Boe per day.

Btu or British thermal unit. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

Completion. Refers to installation of permanent equipment for production of oil or gas, or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned.

Condensate. A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

Developed acreage. The number of acres that are allocated or assignable to productive wells or wells capable of production.

Development well. A well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole or Dry well. An exploratory, development, or extension well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

EBITDAX. Earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses.

EHS. Environmental, Health and Safety.

Environmental Impact Statement. A more detailed study of the potential direct, indirect and cumulative impacts of a federal project that is subject to public review and potential litigation.

EPA. The United States Environmental Protection Agency.

E&P waste. Exploration and production waste, intrinsic to oil and gas drilling and production operations.

Exploratory well. A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir.

Field. An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

Henry Hub. The Erath, LA settlement point price as quoted in Platt's Gas Daily.

Horizontal drilling. A drill rig operation of drilling vertically to a defined depth and then mechanically steering the drill bit to drill horizontally within a designated zone typically defined as the prospective pay zone to be completed for oil and or gas.

Hydraulic fracturing. The injection of water, sand and additives under pressure, usually down casing that is cemented in the wellbore, into prospective rock formations at depth to stimulate natural gas and oil production.

Identified drilling locations. Total gross locations specifically identified and scheduled by management as an estimation of our multi-year drilling activities on existing acreage. Our actual drilling activities may change depending on the availability of capital, regulatory approvals, seasonal restrictions, natural gas and oil prices, costs, drilling results and other factors.

MBbls. Thousand barrels of crude oil or other liquid hydrocarbons.

MBoe. Thousand barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids to six Mcf of natural gas.

Mcf. Thousand cubic feet of natural gas.

MMBbls. Million barrels of crude oil or other liquid hydrocarbons.

MMBoe. Million barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids to six Mcf of natural gas.

MMBtu. Million British thermal units.

MMcf. Million cubic feet of natural gas.

Mt. Belvieu. The Mt. Belvieu, TX settlement point price as quoted by Oil Price Information Service.

Net acres or net wells. The sum of the fractional working interest owned in gross acres or gross wells, as the case may be.

Net revenue interest. An owner's interest in the revenues of a well after deducting proceeds allocated to royalty and overriding interests.

NGLs. Natural gas liquids.

NWPL. Northwest Pipeline Corporation price as quoted in Platt's Inside FERC.

Percentage of proceeds contracts. Under percentage of proceeds (POP) contracts, processors receive an agreed upon percentage of the actual proceeds of the sale of the dry natural gas and NGLs.

Play. A term used to describe an accumulation of oil and/or natural gas resources known to exist, or thought to exist based on geotechnical research, over a large area.

Plugging and abandonment. Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of all states require plugging of abandoned wells.

Productive well. Producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

Prospect. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Proved developed reserves. Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved reserves. The quantities of oil, natural gas and natural gas liquids, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations - prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain.

Proved undeveloped reserves or PUD. Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years of initial booking, unless the specific circumstances justify a longer time. No proved undeveloped reserves can be attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

Recompletion. The process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

SEC. U.S. Securities and Exchange Commission.

Standardized Measure. The present value of estimated future cash inflows from proved oil, natural gas and NGL reserves, less future development and production costs and future income tax expenses, using prices and costs as of the date of estimation without future escalation, without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization and discounted using an annual discount rate of 10% to reflect timing of future cash flows.

Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Working interest. The operating interest that gives the owner of such interest the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner of such interest to pay a share of the costs of drilling and production operations.

WTI. West Texas Intermediate price as quoted on the New York Mercantile Exchange.

WTI Cushing. The West Texas Intermediate price at the Cushing, OK settlement point as quoted by Bloomberg, using crude oil price bulletins.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our future strategy, plans, estimates, beliefs, timing and expected performance.

All statements in this report, other than statements of historical fact, are forward-looking statements. Forward-looking statements may be found in "Items 1 and 2. Business and Properties", "Item 1A. Risk Factors", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "expect", "seek", "believe", "upside", "will", "may", "expect", "anticipate", "plan", "will be dependent on", "project", "potential", "intend", "could", "should", "estimate", "predict", "pursue", "target", "objective", or "continue", the negative of such terms or other comparable terminology.

Forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following risks and uncertainties:

•	volatility of market prices received for oil, natural gas and NGLs;

•	actual production being less than estimated;

•	changes in the estimates of proved reserves;

•	availability of midstream and downstream markets to sell our products;

•	reductions in the borrowing base under our revolving bank credit facility (sometimes referred to as the "Amended Credit Facility");

•	availability of capital at a reasonable cost;

•
legislative or regulatory changes that can affect our ability to permit wells and conduct operations, including ballot initiatives seeking excessive setbacks, drilling moratoria or bans on hydraulic fracturing;

•	availability of third party goods and services at reasonable rates;

•
liabilities resulting from litigation concerning alleged damages related to environmental issues, pollution, contamination, personal injury, royalties, marketing, title to properties, validity of leases, regulatory penalties or other matters that may not be covered by an effective indemnity or insurance; and

•	other uncertainties, including the factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Item 1A. Risk Factors", all of which are difficult to predict.

In light of these and other risks, uncertainties and assumptions, anticipated events addressed in forward looking statements may not occur.

The forward-looking statements contained in this Annual Report on Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assure any reader that our expectations will be realized or that future forward-looking events and circumstances will occur as anticipated. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to many factors including those listed above and in "Item 1A. Risk Factors" and elsewhere in this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements, which reflect management's views only as of the date hereof. Other than as required under the securities laws, we do not intend, and do not undertake any obligation to, update or revise any forward-looking statements as a result of changes in internal estimates or expectations, new information, subsequent events or circumstances or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

Items 1 and 2. Business and Properties.

BUSINESS

General

HighPoint Resources Corporation, a Delaware corporation, together with its wholly-owned subsidiary (collectively, the "Company", "we", "our" or "us") is an independent oil and gas company engaged in the exploration, development and production of oil, natural gas and natural gas liquids ("NGLs"). We became the successor to Bill Barrett Corporation ("Bill Barrett"), on March 19, 2018, upon closing of the transactions contemplated by the Agreement and Plan of Merger, dated December 4, 2017 (the "Merger Agreement"), pursuant to which Bill Barrett combined with Fifth Creek Energy Operating Company, LLC ("Fifth Creek") (the "Merger"). As a result of the Merger, Bill Barrett became a wholly-owned subsidiary of HighPoint Resources Corporation and subsequently Bill Barrett changed its name to HighPoint Operating Corporation. We currently conduct our activities principally in the Denver Julesburg Basin ("DJ Basin") in Colorado. Except where the context indicates otherwise, references herein to the "Company" with respect to periods prior to the completion of the Merger refer to Bill Barrett and its subsidiaries.

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

We are incorporated in the State of Delaware and our common stock is traded on the New York Stock Exchange under the symbol "HPR". The principal executive offices are located at 1099 18th Street, Suite 2300, Denver, Colorado 80202, and the telephone number at that address is (303) 293-9100.

We maintain a website at the address http://www.hpres.com. No information on our website is incorporated by reference herein or deemed to be part of this Annual Report on Form 10-K. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC via EDGAR and posted at http://www.sec.gov. Additionally, our Code of Business Conduct and Ethics, which includes our code of ethics for senior financial management, Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee, Reserves and EHS Committee and Nominating and Corporate Governance Committee are posted on our website and are available in print free of charge to any stockholder who requests them. Requests should be sent by mail to our corporate secretary at our principal office at 1099 18th Street, Suite 2300, Denver, Colorado 80202. We intend to disclose on our website any amendments or waivers to our Code of Business Conduct and Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K. This Annual Report on Form 10-K and our website contain information provided by other sources that we believe are reliable. We cannot assure you that the information obtained from other sources is accurate or complete.

We operate in one industry segment, which is the exploration, development and production of oil and natural gas, and all operations are conducted in the United States. Consequently, we currently report a single reportable segment. See "Financial Statements" and the notes to our consolidated financial statements for financial information about this reportable segment.

Significant Business Developments

Merger with Fifth Creek Energy Operating Company, LLC

On March 19, 2018, we completed the Merger with Fifth Creek. The Merger was effected through the issuance of 100 million shares of our common stock, with a fair value of $484.0 million on the date of closing, and the repayment of $53.9 million of Fifth Creek debt.

Assets acquired included approximately 81,000 net acres in Weld County in the DJ Basin, substantially all of which are operated, and 62 producing standard-length lateral wells and 10 producing extended-reach lateral wells. In addition, we recorded net proved reserves of 9.3 MMBoe, of which 4.7 MMBoe were proved developed reserves and 4.6 MMBoe were proved undeveloped reserves.

PROPERTIES

Overview

As of December 31, 2018, we have one key area of production: the DJ Basin.

Our acreage positions in the DJ Basin are predominantly located in Colorado's eastern plains and parts of southeastern Wyoming.

Key Statistics

•	Estimated proved reserves as of December 31, 2018 - 104.6 MMBoe.

•	Producing wells - We had interests in 492 gross (341.7 net) producing wells as of December 31, 2018, and we serve as operator in 383 gross wells.

•	2018 net production - 10,171 MBoe.

•	Acreage - We held 73,089 net undeveloped and 81,778 net developed acres as of December 31, 2018.

•
Capital expenditures - Our capital expenditures for 2018 were $508.2 million for participation in the drilling of 132 gross (89.6 net) wells, acquisition of leasehold acres and construction of gathering facilities.

•	As of December 31, 2018, we were drilling 4 gross (3 net) wells, and we were waiting to complete 16 gross (14 net) wells within the DJ Basin.

•	Based on our proved reserves as of January 1, 2018, we have a 72% weighted average working interest in our producing wells in the DJ Basin.

The DJ Basin is a high growth oil development area where operators are targeting the Niobrara and Codell formations and employing new technologies to optimize oil recoveries and economic returns. We believe that the DJ Basin offers us significant growth opportunities with potential acreage additions to our current leasehold position, possible development of additional formations, increased utilization of extended reach (long lateral) horizontal wells, well completion optimization and ongoing cost reduction.

The DJ Basin is a core area of operation where we drilled 103 gross (86.2 net) operated wells and placed 87 gross (71.0 net) operated wells on initial flowback in 2018. We had two rigs operating at the beginning of 2018 and added additional rigs throughout the year. In 2018, we continued to drill extended reach horizontal wells in the Niobrara and Codell formations across the greater Northeast Wattenberg area of the DJ Basin, continuing to optimize our completion technology and establishing a scalable development program. In addition, we focused on the initial development of the Hereford field assets acquired in the Merger. The combination of this development along with nearby competitor activity continued to de-risk our acreage in the two areas.

Our oil production from the DJ Basin is sold at the lease and trucked to markets. Our gas production from the DJ Basin is gathered and processed by third parties, and we receive residue gas and NGL revenue under percentage of proceeds or fee-based contracts.

Oil and Gas Data

Proved Reserves

The following table presents our estimated net proved oil, natural gas and NGL reserves at each of December 31, 2018, 2017 and 2016 based on reserve reports prepared by us and audited by independent third party petroleum engineers. While we are not required by the SEC or accounting regulations or pronouncements to have our reserve estimates independently audited, such an audit is required under our Amended Credit Facility. All of our proved reserves included in our reserve reports are located in North America. Netherland, Sewell & Associates, Inc. ("NSAI") audited all of our reserves estimates at December 31, 2018, 2017 and 2016. NSAI is retained by and reports to the Reserves and EHS Committee of our Board of Directors. When compared on a well-by-well or lease-by-lease basis, some of our internal estimates of net proved reserves are greater and some are less than NSAI's estimates. However, in the aggregate, NSAI's estimates of total net proved reserves are within 10% of our internal estimates. In addition to a third party audit, our reserves are reviewed by our Reserves and EHS

Committee. The Reserves and EHS Committee reviews the final reserves estimates in conjunction with NSAI's audit letter and meets with the key representative of NSAI to discuss NSAI's review process and findings.

	As of December 31,
Proved Reserves: (1)	2018	2017	2016
Proved Developed Reserves:
Oil (MMBbls)	24.5	17.4	21.8
Natural gas (Bcf)	84.0	74.5	47.5
NGLs (MMBbls)	12.9	11.7	6.7
Total proved developed reserves (MMBoe)	51.4	41.5	36.4
Proved Undeveloped Reserves:
Oil (MMBbls)	34.5	22.2	9.3
Natural gas (Bcf)	56.3	68.4	28.7
NGLs (MMBbls)	9.3	10.7	4.4
Total proved undeveloped reserves (MMBoe) (2)	53.2	44.3	18.5
Total Proved Reserves (MMBoe) (3)	104.6	85.8	54.9

(1)
Our proved reserves were determined in accordance with SEC guidelines, using the average of the prices on the first day of each month in 2018 for natural gas (Henry Hub price) and oil (WTI Cushing price), subject to certain adjustments, or $3.10 per MMBtu of natural gas and $65.56 per barrel of oil, respectively, without giving effect to hedging transactions. The average NGL price of $32.71 per barrel was based on Mt Belvieu pricing using a historical composite percentage. We currently do not include future reclamation costs net of salvage value in the calculation of our proved reserves.

(2)	Approximately 51%, 52% and 34% of our estimated proved reserves (by volume) were undeveloped for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	Total proved reserves have been reduced for the sale of non-core oil and gas properties in the amount of 11.2 MMBoe and 2.0 MMBoe for the years ended December 31, 2017 and 2016, respectively.

The data in the above table represent estimates only. Oil, natural gas and NGLs reserve engineering is an estimation of accumulations of oil, natural gas and NGLs that cannot be measured exactly. The accuracy of any reserves estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserves estimates may vary from the quantities of oil, natural gas and NGLs that are ultimately recovered. See "Item 1A. Risk Factors".

The following tables illustrate the history of our proved undeveloped reserves from December 31, 2016 through December 31, 2018:

	As of December 31,
Proved Undeveloped Reserves:	2018	2017	2016
	(MMBoe)
Beginning balance	44.3	18.5	43.9
Additions from drilling program (1)	41.3	31.7	8.4
Acquisitions (1)	5.2	—	—
Engineering revisions (2)	(6.7)	10.8	(0.7)
Price revisions	0.2	0.2	(0.3)
Converted to proved developed	(21.1)	(13.0)	(8.5)
Sold/ expired/ other (3)	(10.0)	(3.9)	(24.3)
Total proved undeveloped reserves (4)	53.2	44.3	18.5

(1)
The increase in proved undeveloped reserves is primarily related to the addition of the Hereford field as a result of the Merger with Fifth Creek. The upward revisions include 41.0 MMboe related to the Hereford field that were added to the proved undeveloped reserve category as these locations are included in our near-term development plans.

(2)
Negative engineering revisions of 6.7 MMBOE are composed of 2.9 MMBoe at Hereford due to results from nine drilled but not completed ("DUC") wells acquired in the Merger which were testing tighter well spacing, and two of which experienced mechanical issues, and 3.8 MMBoe at Northeast Wattenberg due to well under performance in a new development.

(3)
10.0 MMboe of proved undeveloped reserves in our Northeast Wattenberg field were removed due to the Merger as a result of focusing our drilling plans to target the higher return locations in the Hereford field.

(4)
Our booked proved undeveloped locations in the DJ Basin represent approximately 4 rig-years of drilling inventory which we currently plan to develop over the next 1.5 to 2 years. This proved undeveloped inventory represents a conservative investment decision to drill these locations within the five-year development window allowed at the time the applicable proved undeveloped reserve is booked and is only a small portion of our large resource base, much of which meets the engineering definition for proved undeveloped reserves. However, the timing of such drilling is subject to change based on a number of factors, many of which are unpredictable and beyond our control, such as changes in commodity prices, anticipated cash flows and projected rate of return, access to capital, new opportunities with better returns on investment that were not known at the time of the reserve report, asset acquisitions and/or sales and actions or inactions of other co-owners or industry operators. As such, the relative proportion of total proved undeveloped locations that we develop may not necessarily be uniform from year to year, but could vary by year based upon the foregoing factors. We attempt to maximize the rate of return on capital deployed, which requires that we continually review all investment options available. As a result, at times we may delay or remove the drilling of certain projects, including scheduled proved undeveloped locations, in favor of projects with more attractive rates of return, leading us to deviate from our original development plan.

	Year Ended December 31,
	2018	2017	2016
Proved undeveloped locations converted to proved developed wells during year	69	51	21
Proved undeveloped drilling and completion capital invested (in millions)	$269.1	$136.8	$55.3
Proved undeveloped facilities capital invested (in millions)	$28.5	$11.9	$5.3
Percentage of proved undeveloped reserves converted to proved developed	48%	70%	19%
Prior year's proved undeveloped reserves remaining undeveloped at current year end (MMBoe)	11.2	1.6	9.6

At December 31, 2018, our proved undeveloped reserves were 53.2 MMBoe. At December 31, 2017, our proved undeveloped reserves were 44.3 MMBoe. During 2018, 21.1 MMBoe, or 48% of our December 31, 2017 proved undeveloped reserves (69 wells), were converted into proved developed reserves and required $269.1 million of drilling and completion capital and $28.5 million of facilities capital. These wells produced 2.9 MMBoe in 2018. During 2018, we added 41.3 MMBoe of proved undeveloped reserves due to drilling programs in our core development area. Negative engineering revisions decreased proved undeveloped reserves by 6.7 MMBoe as discussed above. During 2018, 10.0 MMBoe were removed from the proved undeveloped reserves category as a result of being excluded from our near term development plans within the five year development window allowed at the time the applicable proved undeveloped reserves were booked. Positive pricing revisions increased proved undeveloped reserves by 0.2 MMBoe. The proved undeveloped reserves from December 31, 2017 that remained in the proved undeveloped reserves category at December 31, 2018 were 11.2 MMBoe.

At December 31, 2017, our proved undeveloped reserves were 44.3 MMBoe. At December 31, 2016, our proved undeveloped reserves were 18.5 MMBoe. During 2017, 13.0 MMBoe, or 70% of our December 31, 2016 proved undeveloped reserves (51 wells), were converted into proved developed reserves and required $136.8 million of drilling and completion capital and $11.9 million of facilities capital. These wells produced 2.2 MMBoe in 2017. During 2017, we added 31.7 MMBoe of proved undeveloped reserves due to drilling programs in our core development area. Positive engineering revisions increased proved undeveloped reserves by 10.8 MMBoe. During 2017, 3.9 MMBoe were removed from the proved undeveloped reserves category because they were not included in our near term development plans within the five year development window allowed at the time the applicable proved undeveloped reserves were booked. Positive pricing revisions increased proved undeveloped reserves by 0.2 MMBoe. The proved undeveloped reserves from December 31, 2016 that remained in the proved undeveloped reserves category at December 31, 2017 were 1.6 MMBoe.

At December 31, 2016, our proved undeveloped reserves were 18.5 MMBoe. At December 31, 2015, our proved undeveloped reserves were 43.9 MMBoe. During 2016, 8.5 MMBoe, or 19% of our December 31, 2015 proved undeveloped reserves (21 wells), were converted into proved developed reserves and required $55.3 million of drilling and completion capital and $5.3 million of facilities capital. These wells produced 1.3 MMBoe in 2016. During 2016, we added 8.4 MMBoe of proved undeveloped reserves due to drilling programs in our core oil and gas development areas. Negative engineering revisions decreased proved undeveloped reserves by 0.7 MMBoe. During 2016, 24.3 MMBoe were removed from the proved undeveloped reserves category because they were not included in our near term development plans within the five year development window allowed at the time the applicable proved undeveloped reserves were booked. Negative pricing revisions decreased proved undeveloped reserves by 0.3 MMBoe. The proved undeveloped reserves from December 31, 2015 that remained in the proved undeveloped reserves category at December 31, 2016 were 9.6 MMBoe.

We use our internal reserves estimates rather than the estimates of an independent third party engineering firm because we believe that our reservoir and operations engineers are more knowledgeable about the wells due to our continual analysis throughout the year as compared to the relatively short term analysis performed by third party engineers. We use our internal reserves estimates on all properties regardless of the positive or negative variance relative to the estimates of third party engineers. If a variance greater than 10% occurs at the field level, it may suggest that a difference in methodology or evaluation techniques exists between us and the third party engineers. We investigate any such differences and discuss the differences with the third party engineers to confirm that we used the proper methodologies and techniques in estimating reserves for the relevant field. These variances also are reviewed with our Reserves and EHS Committee. These differences are not resolved to a specified tolerance at the field or property level. In the aggregate, the third party petroleum engineer estimates of total net proved reserves are within 10% of our internal estimates.

The internal review process of our wells and the related reserves estimates, and the related internal controls we utilize, include but are not limited to the following:

•
A comparison is made and documented of actual and historical data from our production system to the data in the reserve database. This is intended to ensure the accuracy of the production data, which supplies the basis for forecasting.

•
A comparison is made and documented of land and lease records to interest data in the reserve database. This is intended to ensure that the costs and revenues will be properly determined in the reserves estimation.

•
A comparison is made of the historical costs (capital and expenses) to the capital and lease operating costs in the reserve database. Documentation lists reasons for deviation from direct use of historical data. This is intended to ensure that all costs are properly included in the reserve database.

•	A comparison is made of input data to data in the reserve database of all property acquisitions, disposals, retirements or transfers to verify that all are accounted for accurately.

•
Natural gas and oil prices based on the SEC pricing requirements are supplied by the third party independent engineering firm. Natural gas pricing for the first flow day of every month is collected from Platts Gas Daily Henry Hub price and oil pricing is collected from Bloomberg's WTI spot price. The average NGL price is based on a percentage of the WTI oil price per barrel.

•
A final check is made of all economic data inputs in the reserve database by comparing them to documentation provided by our internal marketing, land, accounting, production and operations groups. This provides a second check designed to ensure accuracy of input data in the reserve database.

•
Accurate classification of reserves is verified by comparing independent classification analyses by our internal reservoir engineers and the third party engineers. Discrepancies are discussed and differences are jointly resolved.

•
Internal reserves estimates are reviewed by well and by area by the Senior Vice President of Corporate Development and Planning. A variance by well to the previous year-end reserve report is used in this process. This review is independent of the reserves estimation process.

•
Reserves variances are discussed among the internal reservoir engineers and the Senior Vice President of Corporate Development and Planning. Our internal reserves estimates are reviewed by senior management and the Reserves and EHS Committee prior to publication.

Within our Company, the technical person primarily responsible for overseeing the preparation of the reserves estimates is William K. Stenzel. Mr. Stenzel is our Senior Vice President of Corporate Development and Planning and became responsible for our reserves estimates starting in September 2014. Mr. Stenzel earned a Bachelor of Science degree in Civil Engineering from Colorado State University in 1977. Mr. Stenzel has over 40 years of experience in reserves and economic evaluations, as well as broad experience in production, completions, reservoir analysis and planning and development.

The reserves estimates shown herein have been independently audited by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for auditing the estimates set forth in the NSAI audit letter incorporated herein are Mr. Benjamin W. Johnson and Mr. John G. Hattner. Mr. Johnson, a Licensed Professional Engineer in the State of Texas (No. 124738), has been practicing consulting petroleum engineering at NSAI since 2007 and has over two years of prior industry experience. He graduated from Texas Tech University in 2005 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Hattner, a Licensed Professional Geoscientist in the State of Texas, Geophysics (No. 559), has been practicing consulting petroleum geoscience at NSAI since 1991, and has over 11 years of prior industry experience. He graduated from University of Miami, Florida, in 1976 with a Bachelor of Science Degree in Geology; from Florida State University in 1980 with a Master of Science Degree in Geological Oceanography; and from Saint Mary's College of California in 1989 with a Master of Business Administration Degree. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

NSAI performed a well-by-well audit of all of our properties and of our estimates of proved reserves and then provided us with its audit report concerning our estimates. The audit completed by NSAI, at our request, is a collective application of a series of procedures performed by NSAI. These audit procedures may be the same as or different from audit procedures performed by other independent third party engineering firms for other oil and gas companies. NSAI's audit report does not state the degree of its concurrence with the accuracy of our estimate of the proved reserves attributable to our interest in any specific basin, property or well.

The NSAI audit process is intended to determine the percentage difference, in the aggregate, of our internal net proved reserves estimate and future net revenue (discounted at 10%) and the reserves estimate and net revenue as determined by NSAI. The audit process includes the following:

•	The NSAI engineer performs an independent decline curve analysis on proved producing wells based on production and pressure data.

•	The NSAI engineer may verify the production data with public data.

•	The NSAI engineer uses his or her individual interpretation of the information and knowledge of the reservoir and area to make an independent analysis of proved producing reserves.

•
The NSAI technical staff may prepare independent maps and volumetric analyses on our properties and offsetting properties. They review our geologic maps, log data, core data, pertinent pressure data, test information and pertinent technical analyses, as well as data from offsetting producers.

•
For the reserves estimates of proved non-producing and proved undeveloped locations, the NSAI engineer will estimate the potential for depletion by analogy to other wells in the basin drilled on varying well spacing.

•	The NSAI engineer will estimate the hydrocarbon recovery of the remaining gas-in-place based upon his/her knowledge and experience.

•	The NSAI engineer does not verify our working and net revenue interests or product price deductions.

•	The NSAI engineer does not verify our capital costs although he/she may ask for confirming information and compare to basin analogs.

•	The NSAI engineer reviews 12 months of operating cost, revenue and pricing information that we provide.

•	The NSAI engineer confirms the oil and gas prices used for the SEC reserves estimate.

•
NSAI confirms that its reserves estimate is within a 10% variance of our internal net reserves estimate and estimated future net revenue (discounted at 10%), in the aggregate, before an audit letter is issued.

•	The audit by NSAI is not performed such that differences in reserves or revenue on a well level are resolved to any specific tolerance.

The reserves audit letter provided by NSAI states that "in our opinion the estimates shown herein of HighPoint's reserves and future revenue are reasonable when aggregated at the proved level and have been prepared in accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers (SPE Standards). Additionally, these estimates are within the recommended 10 percent tolerance threshold set forth in the SPE Standards." The audit letter also includes a statement of dates pertaining to the NSAI work performed, the methodology used, the assumptions made and a discussion of uncertainties that they believe are inherent in reserves estimates.

Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The Standardized Measure shown in the Financial Statements should not be construed as the current market value of the reserves. The 10% discount factor used to calculate present value, which is required by Financial Accounting Standards Board pronouncements ("FASB"), is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

From time to time, we engage NSAI to review and/or evaluate the reserves of properties that we are considering purchasing and to provide technical consulting on well testing. NSAI and its employees have no interest in those properties, and the compensation for these engagements is not contingent on NSAI's estimates of reserves and future cash inflows for the subject properties. During 2018 and 2017, we paid NSAI approximately $233,000 and $202,000, respectively, for auditing our reserves estimates.

Production and Cost History

The following table sets forth information regarding net production of oil, natural gas and NGLs and certain cost information for each of the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Company Production Data:
Oil (MBbls)	6,330	4,203	3,885
Natural gas (MMcf)	12,864	8,952	7,170
NGLs (MBbls)	1,697	1,307	1,010
Combined volumes (MBoe)	10,171	7,002	6,090
Daily combined volumes (Boe/d)	27,866	19,184	16,639
DJ Basin – Production Data (1):
Oil (MBbls)	6,330	3,509	3,050
Natural gas (MMcf)	12,864	8,592	6,228
NGLs (MBbls)	1,697	1,294	966
Combined volumes (MBoe)	10,171	6,235	5,054
Daily combined volumes (Boe/d)	27,866	17,082	13,809
Uinta Oil Program – Production Data (1)(2):
Oil (MBbls)	—	689	830
Natural gas (MMcf)	—	348	900
NGLs (MBbls)	—	12	42
Combined volumes (MBoe)	—	759	1,022
Daily combined volumes (Boe/d)	—	2,079	2,792
Average Realized Prices before Hedging:
Oil (per Bbl)	$62.04	$48.37	$38.83
Natural gas (per Mcf)	1.75	2.43	1.98
NGLs (per Bbl)	22.18	20.01	13.15
Combined (per Boe)	44.53	35.88	29.28
Average Realized Prices with Hedging:
Oil (per Bbl)	$54.51	$52.72	$62.56
Natural gas (per Mcf)	1.76	2.52	2.46
NGLs (per Bbl)	22.18	20.01	13.15
Combined (per Boe)	39.85	38.6	44.98
Average Costs ($ per Boe):
Lease operating expense	$2.74	$3.46	$4.58
Gathering, transportation and processing expense	0.46	0.37	0.39
Total production costs excluding production taxes	$3.20	$3.83	$4.97
Production tax expense	3.61	2.07	1.75
Depreciation, depletion and amortization	22.46	22.85	28.18
General and administrative (3)	4.44	6.07	6.92

(1)
The DJ Basin was the only development area that contained 15% or more of our total proved reserves as of December 31, 2018 and 2017. The DJ Basin and the Uinta Oil Program in the Uinta Basin were the only development areas that contained 15% or more of our total proved reserves as of December 31, 2016.

(2)
On December 29, 2017, we completed the sale of our remaining non-core assets in the Uinta Basin. As a result, the production and cost data related to the Uinta Basin as reported above includes values through the closing date of December 29, 2017. See Note 4 to the Consolidated Financial Statements for more information related to this divestiture.

(3)
Included in general and administrative expense is long-term cash and equity incentive compensation of $7.2 million (or $0.71 per Boe), $8.3 million (or $1.18 per Boe) and $11.9 million (or $1.96 per Boe) for the years ended December 31, 2018, 2017 and 2016, respectively.

Productive Wells

The following table sets forth information at December 31, 2018 relating to the productive wells in which we owned a working interest as of that date.

	Oil		Gas
Basin/Area	Gross Wells	Net Wells	Gross Wells	Net Wells
DJ	469.0	324.8	23.0	16.9
Other	1.0	0.1	3.0	1.0
Total	470.0	324.9	26.0	17.9

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2018 relating to our leasehold acreage.

	Developed Acreage		Undeveloped Acreage
Basin/Area	Gross	Net	Gross	Net
DJ	114,330	81,778	103,673	73,089
Other (1)	4,883	2,252	137,581	75,925
Total	119,213	84,030	241,254	149,014

(1)	Other includes 46,583, 23,598 and 4,184 net undeveloped acres in the Paradox, Deseret and Piceance Basins, respectively.

Substantially all of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production. The following table sets forth, as of December 31, 2018, the expiration periods of the net undeveloped acres by area that are subject to leases summarized in the above table of undeveloped acreage.

	Net Undeveloped Acres Expiring
Basin/Area	2019	2020	2021	2022	Thereafter	Total
DJ	6,339	8,618	15,461	7,913	34,758	73,089
Other	21,278	2,012	—	—	52,635	75,925
Total	27,617	10,630	15,461	7,913	87,393	149,014

Drilling Results

The following table sets forth information with respect to wells completed during the periods indicated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities or value of reserves found.

	Year Ended December 31,
	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	95.0	76.1	59.0	44.8	26.0	23.3
Dry	—	—	—	—	1.0	0.5
Exploratory
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total
Productive	95.0	76.1	59.0	44.8	26.0	23.3
Dry	—	—	—	—	1.0	0.5

Operations

General

In general, we serve as operator of wells in which we have a greater than 50% working interest. In addition, we seek to be the operator of wells in which we have lesser interests. As operator, we obtain regulatory authorizations, design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. We do not own drilling rigs or the majority of the other oil field service equipment used for drilling or maintaining wells on the properties we operate. Independent contractors engaged by us provide the majority of the equipment and personnel associated with these activities. We construct, operate and maintain gas gathering and water facilities associated with our operations. We employ drilling, production and reservoir engineers and geologists and other specialists who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties.

Marketing and Customers

We market all of the oil production from our operated properties. Our oil production is collected in tanks on location and sold to a variety of purchasers under contracts with daily, monthly, seasonal, annual or multi-year terms, all at market prices. Purchasers include pipelines, processors, refineries, marketing companies and end users. Our oil contracts are priced off of New York Mercantile Exchange ("NYMEX") with quality, location or transportation differentials.

Our natural gas and related NGLs are generally marketed by third parties under percentage of proceeds ("POP") or fee-based contracts. Based on where we operate and the availability of other purchasers and markets, we believe that our production could be sold in the market in the event that it is not sold to our existing customers. However, in some circumstances, a change in customers may entail significant transition costs.

We normally sell production to a relatively small number of customers, as is customary in the development and production business. During 2018, four customers individually accounted for over 10% of our oil, gas and NGL production revenues. During 2017, three customers individually accounted for over 10% of our oil, gas and NGL production revenues. During 2016, three customers individually accounted for over 10% of our oil, gas and NGL production revenues.

We have submitted a bid for committed space on a crude pipeline for crude production from our Hereford field in the DJ Basin to mitigate rising transportation costs, but will not know our allocated volume on this crude pipeline until the close of the carrier's open season.

The following table sets forth information about material long-term firm natural gas pipeline transportation contracts, which entail a demand charge for reservation of capacity. These contracts were initiated to provide a guaranteed outlet for company-marketed production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay monthly transportation charges regardless of the amount of pipeline capacity utilized and expire July 31, 2021. These transportation costs are included in unused commitments expense in the Consolidated Statements of Operations.

Type of Arrangement	Pipeline System / Location	Deliverable Market	Gross Deliveries (MMBtu/d)	Term
Firm Transport	Questar Overthrust	Rocky Mountains	50,000	08/11 – 07/21
Firm Transport	Ruby Pipeline	West Coast	50,000	08/11 – 07/21

Hedging Activities

Our hedging program is intended to mitigate the risks of volatile prices of oil, natural gas, and NGLs. Our strategic objective is to hedge 50% to 70% of our anticipated production on a forward 12-month to 18-month basis. As of February 21, 2019, we have hedged 6,736,184 barrels of oil and 3,275,000 MMbtu of natural gas for our 2019 production and 3,292,000 barrels of oil for our 2020 production at price levels that provide some economic certainty to our cash flows. Currently, eight of our 11 lenders (or affiliates of lenders) under our credit facility are also hedging counterparties. We are not required to post collateral for these hedges other than the security for our credit facility. For additional information on our hedging activities, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk".

Competition

The oil and gas industry is intensely competitive, and we compete with a large number of other companies, some of which have greater resources. See the risk discussed below in "Item 1A. Risk Factors" under the caption "Competition in the oil and gas industry is intense, which may adversely affect our ability to succeed".

Title to Properties

As is customary in the oil and gas industry, we initially conduct only a cursory review of the title to our properties on which we do not have proved developed reserves. Prior to the commencement of drilling operations on those properties, we typically conduct a title examination and perform curative work for significant defects. To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing such defects at our expense. We generally will not commence drilling operations on a property until we have cured any material title defects on such property. We have obtained title opinions on substantially all of our producing properties and believe that we utilize methods consistent with practices customary in the oil and gas industry and that our practices are adequately designed to enable us to acquire satisfactory title to our producing properties. Prior to completing an acquisition of producing oil and gas leases, we perform title reviews on the most significant leases and, depending on the materiality of the properties, we may obtain a title opinion or review previously obtained title opinions. However, our title review processes may not be successful in preventing disputes and losses related to actual or asserted title defects. Our oil, natural gas and NGL producing properties are subject to customary royalty and other interests, liens for current taxes, liens under our Amended Credit Facility and other burdens that we believe do not materially interfere with the use of our properties.

Environmental Matters and Regulation

General. Our operations are subject to comprehensive federal, state and local laws and regulations governing the discharge of materials into the environment, management of E&P waste, or otherwise relating to environmental protection and minimization of aesthetic impacts. Our operations are generally subject to the same environmental laws and regulations as other companies in the oil and gas exploration and production industry in the areas where we operate. These laws and regulations:

•	require the acquisition of various permits before drilling commences;

•	require the installation of effective emission control equipment;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

•
limit or prohibit drilling activities on lands lying within environmentally sensitive areas, wilderness, wetlands and other protected areas, including areas proximate to residential areas and certain high-occupancy buildings;

•	require measures to prevent pollution from current operations, such as E&P waste management, transportation and disposal requirements;

•	require measures to prevent pollution from former operations, such as pit closure and plugging of abandoned wells;

•	impose substantial penalties for any non-compliance with federal, state and local laws and regulations;

•	impose substantial liabilities for any pollution resulting from our operations;

•	with respect to operations affecting federal lands or leases, require time consuming environmental analysis with uncertain outcomes;

•	expose us to litigation by environmental and other special interest groups; and

•	impose certain compliance and regulatory reporting requirements.

These laws, rules and regulations may also restrict the rate of oil, natural gas and NGLs production below the rate that would otherwise be possible, for example, by limiting the flaring of associated natural gas from an oil well while awaiting a pipeline connection. The regulatory burden on the oil and gas industry increases the cost and delays the timing of doing business and consequently affects profitability. Additionally, Congress, state legislatures, and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in delay or more stringent and costly permitting, waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on our operating costs.

We have made and will continue to make expenditures in our efforts to comply with all environmental regulations and requirements. We consider these a normal, recurring cost of our ongoing operations and not extraordinary. We believe that our compliance with existing requirements has been accounted for and will not have a material adverse impact on our financial condition and results of operations. For the year ended December 31, 2018, we did not incur any material capital expenditures for remediation of well sites or production facilities or to retrofit emission control equipment at any of our facilities. However, we cannot predict the passage of or quantify the potential impact of more stringent future laws and regulations, including organized, well-funded "keep it in the ground" efforts to turn public opinion against the use of fossil fuels.

The environmental laws and regulations that could have a material impact on the oil and natural gas exploration and production industry and our business are as follows:

National Environmental Policy Act. Oil, natural gas and NGLs exploration and production activities on federal lands are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Departments of the Interior and Agriculture, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will have an environmental assessment prepared that assesses the potential direct, indirect and cumulative impacts of a proposed project and project alternatives. If impacts are considered significant, the agency will prepare a more detailed Environmental Impact Statement. These environmental analyses are made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that trigger the requirements of NEPA. Certain federal permits on non-federal lands may also trigger NEPA requirements. This process has the potential to delay the development of oil and natural gas projects. Authorizations under NEPA also are subject to protest, appeal or litigation, which can delay or halt projects.

Waste Handling. The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes" and on the disposal of non-hazardous wastes. Under the oversight of the Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can impose administrative penalties, civil and criminal judicial actions, as well as other enforcement mechanisms for non-compliance with RCRA or corresponding state programs. RCRA also imposes cleanup liability related to the mismanagement of regulated wastes. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil, natural gas, or geothermal energy are currently exempt from regulation under the hazardous waste provisions of RCRA, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation, and legislation has been proposed from time to time in Congress to reverse the exemption. In addition, certain environmental groups have petitioned and sued the EPA to reverse the exemption. The EPA has entered into a consent decree with these environmental groups that commits the EPA to deciding whether to revise its RCRA Subtitle D criteria regulations and state plan guidelines for the oil and natural gas sector by March 2019.

Although we believe that the current costs of managing our wastes as they are presently classified are reflected in our budget, any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase our costs to manage and dispose of such wastes.

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the "Superfund" law, imposes strict, joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be potentially responsible for a release or threatened release of a "hazardous substance" (generally excluding petroleum) into the environment. These persons may include current and past owners or operators of a disposal site, or site where the release or threatened release of a "hazardous substance" occurred, and companies that disposed of or arranged for the disposal of the hazardous substance at such sites. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims under CERCLA and/or state common law for cleanup costs, personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our operations, we use materials that, if released, could be subject to CERCLA. Governmental agencies or third parties may seek to hold us responsible under CERCLA for all or part of the costs to clean up sites at which such "hazardous substances" have been released.

Water Discharges. The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced water, storm water drainage and other oil and gas wastes, into Waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. These laws also prohibit the discharge of dredge and fill material in regulated waters, including jurisdictional wetlands, unless authorized under a permit issued by the U.S. Army Corps of Engineers ("Corps"). Federal and state regulatory agencies can impose administrative penalties, civil and criminal penalties, and take judicial action for non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. Obtaining permits has the potential to delay the development of oil and natural gas projects. These same regulatory programs may also limit the total volume of water or fill material that can be discharged, hence limiting the rate of development. The EPA and the Corps finalized a federal rulemaking to revise the jurisdictional definition of "Waters of the United States" in June 2015. In February 2018, the EPA issued a rule that delays the applicability of the new definition of the waters of the United States until 2020. In August 2018, the U.S. District Court for South Carolina found that the EPA and the Corps failed to comply with the Administrative Procedure Act and struck the 2018 rule that attempted to delay the applicability date of the 2015 Clean Water Rule. Other district courts, however, have issued rulings temporarily enjoining the applicability of the 2015 Clean Water Rule itself. Taken together, the 2015 Clean Water Rule is currently in effect in 23 states, and temporarily stayed in the remaining states, including Colorado. In those remaining states, the 1986 rule and guidance remain in effect. On December 11, 2018, EPA and the Corps issued a proposed new rule that would differently revise the definition of "waters of the United States" and essentially replace both the 1986 rule and the 2015 Clean Water Rule. According to the agencies, the proposed new rule is "intended to increase CWA program predictability and consistency by increasing clarity as to the scope of 'waters of the United States' federally regulated under the Act". If finalized, this new definition of "waters of the United States" will likely be challenged and sought to be enjoined in federal court. Obtaining Clean Water Act permits has the potential to delay the development of oil and natural gas projects. These same regulatory programs may also limit the total volume of water or fill material that can be discharged, hence limiting the rate of development.

Air Emissions. The Federal Clean Air Act, and associated state laws and regulations, regulate emissions of various air pollutants through the issuance of permits, emission reporting, and the imposition of emission control requirements. Most of our facilities are now required to obtain permits before work can begin, and existing facilities are often required to incur additional capital costs in order to maintain compliance with laws and regulations. In 2012, the EPA issued new New Source Performance Standards ("NSPS") and National Emission Standards for Hazardous Air Pollutants ("NESHAP") specific to the oil and gas industry, including air standards for natural gas wells that are hydraulically fractured, and issued several amendments to the NSPS rules in 2013 and 2014, respectively. In addition, the EPA has deemed carbon dioxide ("CO2") and other greenhouse gases, including methane, to be a danger to public health, which is leading to regulation of greenhouse gases in a manner similar to other pollutants. For example, the EPA finalized new regulations focused on methane emissions from the oil and gas industry in June 2016. Although the EPA has proposed a two-year stay of the effective dates of several requirements of these regulations, they are currently in effect. The Bureau of Land Management (the "BLM") also finalized similar methane and gas-capture rules for oil and gas operations on federal and tribal leases and certain committed state or private tracts in a federally approved unit or communitized agreement. In September 2018, the BLM published a final rule that revises the 2016 rules. The new rule, among other things, rescinds the 2016 rule requirements related to waste-minimization plans, gas-capture percentages, well drilling, well completion and related operations, pneumatic controllers, pneumatic diaphragm pumps, storage vessels, and leak detection and repair. The new rule also revised provisions related to venting and flaring. Environmental groups and the States of California and New Mexico have filed challenges to the 2018 rule in the United States District Court for the Northern District of California. The EPA already requires reporting of greenhouse gases, such as CO2 and methane, from operations. In 2014 and 2017, Colorado expanded its oil and gas air regulations, including the adoption of new and additional fugitive methane emission control regulations. In addition, the EPA has lowered the national ambient air quality standard ("NAAQS") for ozone pollution, which may require the oil and gas industry to further reduce emissions of volatile organic compounds and nitrogen oxides. Further, Colorado's ozone non-attainment status was bumped-up from "marginal" to "moderate," which triggered significant additional obligations for the State under the Clean Air Act and resulted in additional regulatory requirements for the oil and gas industry. It appears likely that the Denver Metro/North Front Range NAA will be reclassified again to "serious" by early 2020. A "serious" classification would trigger significant additional obligations for the state under the CAA and could result in new and more stringent air quality control requirements becoming applicable to our operations and significant costs and delays in obtaining necessary permits. This process could result in new or more stringent air quality control requirements applicable to our operations. These state and federal regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations.

Hydraulic Fracturing. Our completion operations are subject to regulation, which may increase in the short or long-term. The well completion technique known as hydraulic fracturing is used to stimulate production of natural gas and oil and has come under increased scrutiny by the environmental community, as well as local, state and federal jurisdictions. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into prospective rock formations at depth to stimulate oil and natural gas production. We use this completion technique on substantially all of our wells to obtain commercial production.

Under the direction of Congress, the EPA has undertaken a study of the effect, if any, of hydraulic fracturing on drinking water and groundwater and released its preliminary report in 2015, finding no systematic impact on groundwater resources. In its final report, issued in late 2016, EPA removed the conclusion of no systemic impact from the executive summary of the report, although it cited no new evidence to the contrary. In April 2015, EPA has also published proposed pre-treatment standards under the Clean Water Act for wastewater discharges from shale hydraulic fracturing operations. Congress may consider legislation to amend the Federal Safe Drinking Water Act or the Toxic Substances Control Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Certain states, including Colorado, Utah and Wyoming, have already issued such disclosure rules. Several environmental groups have also petitioned the EPA to extend release reporting requirements under the Emergency Planning Community Right-to-Know Act to the oil and gas extraction industry and in 2015, EPA granted, in part, one of these petitions to add the oil and gas extraction industry to the list of industries required to report releases of certain "toxic chemicals" under the Toxic Release Inventory ("TRI"). On January 6, 2017, EPA issued a proposed rule to include natural gas processing facilities within the TRI program. In addition, the Department of the Interior finalized expanded or new regulations concerning the use of hydraulic fracturing on lands under its jurisdiction, which includes some of the lands on which we conduct or plan to conduct operations. The BLM rescinded the rule in December 2017; however, the BLM's rescission has been challenged by several states in the United States District Court of the District of Northern California. In Colorado, certain local jurisdictions imposed moratoria or bans on hydraulic fracturing, all of which have been invalidated, including on appeal to the Colorado Supreme Court. In 2016, citizen initiatives to empower local governments to regulate or prohibit oil and gas development, and to impose a 2,500' statewide setback from occupied buildings and a variety of water ways and other natural resource areas failed to attract enough signatures to be certified for the ballot. On the other hand, another ballot initiative, supported by the industry and business community, as well as a number of elected officials made the ballot and was approved by the electorate. This "Raise the Bar" initiative was designed to make it much more difficult to qualify ballot initiatives to amend the state constitution, and raised the vote threshold to enact such measures into law. Proposition 112, which was included on the ballot for the November 2018 election in Colorado but was defeated at the polls, would have amended the Colorado Oil and Gas Conservation Act to, among other things, require all new oil and gas development not on federal land to be located at least 2,500 feet away from any occupied structure or broadly defined "vulnerable area". If enacted, Proposition 112 would have effectively prohibited drilling activities across a substantial majority of the surface area of the State of Colorado. Disputes at the local level regarding high-intensity oil and gas development in proximity to residential areas have not subsided and local ordinances or state legislation may be proposed that could result in additional restrictions on oil and gas development in Colorado. We participate in industry organizations mobilized to combat such measures, including by litigation where necessary.

Climate Change. In June 2014, the U.S. Supreme Court upheld a portion of the EPA's greenhouse gas regulatory program for certain major sources in the Utility Air Regulatory Group v. EPA case. The EPA has finalized significant new rules to curb carbon emissions from power plants and other industrial activities, known as the Clean Power Plan, which in February 2016 was stayed by the U.S. Supreme Court. In March 2017, President Trump signed the Executive Order on Energy Independence which, among other things, called for a review of the Clean Power Plan. The EPA subsequently published a proposed rule to repeal the Clean Power Plan in October 2017. In August 2018, EPA proposed the Affordable Clean Energy ("ACE") rule, which would establish emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired power plants. The ACE would replace the Clean Power Plan. Certain environmental groups are agitating for scaling back, or eliminating, fossil fuel extraction and use, including efforts to convince policy-makers that the majority of known oil and gas reserves must never leave the ground. These groups are mobilizing around a movement for global divestment from fossil fuel companies, which, if effective, could affect the market for our securities. In addition, in December 2015 the United States reached agreement during the United Nations climate change conference in Paris to make a 26-28% reduction in its greenhouse gas emissions by 2025 against a 2005 baseline. In June 2017, President Trump announced that the United States would initiate the formal process to withdraw from the Paris Agreement. Potential future laws, regulations or even litigation addressing greenhouse gas emissions could impact our business by limiting emissions of methane, restricting the flaring or venting of natural gas, or by reducing demand for oil or natural gas.

Homeland Security. Legislation continues to be introduced in Congress, and development of regulations continues in the Department of Homeland Security and other agencies, concerning the security of industrial facilities, including oil and natural gas facilities. Our operations may be subject to such laws and regulations but cost of compliance cannot be accurately estimated at this time. Cybersecurity has been a topic of increased focus, and we have implemented several cybersecurity measures, including an emergency response plan, annual employee training, penetration tests, Supervisory Control and Data Acquisition ("SCADA") protection and firewall upgrades. We have installed a comprehensive software package to track and document our cybersecurity initiatives which are reviewed by the Executive Committee and Board on a regular basis. Our cybersecurity initiatives are an increasingly important function of our Information Technology and Legal Departments. Presently, it is not possible to accurately estimate the costs we could incur to respond to a cyber attack, but such expenditures could be substantial.

Other Regulation of the Oil and Gas Industry

Our operations are subject to other types of regulation at federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, bonds securing plugging, abandonment and reclamation obligations, and reports concerning our operations. Most states, and some counties and municipalities also regulate one or more of the following:

•	the location of wells and surface facilities;

•	the noise, traffic and light from the location;

•	the method of drilling and casing wells;

•	the rates of production or "allowables";

•	the surface use and restoration of properties upon which wells are drilled;

•	wildlife management and protection;

•	the protection of archaeological and paleontological resources;

•	the plugging and abandoning of wells; and

•	notice to, and consultation with, surface owners and other third parties.

State laws regulate the size and shape of drilling and spacing units or proration units governing well density and location, as well as the pooling of oil and natural gas properties. Some states provide statutory mechanisms for compulsory pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases. In some instances, compulsory pooling or unitization may be implemented by third parties and subject our interest to third party operations. While not currently an issue in Colorado, other states establish maximum rates of production from oil and natural gas wells and impose requirements regarding ratable takes by purchasers of production. Such laws and regulations, if adopted in Colorado, might limit the amount of natural gas and oil we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, our production is generally subject to multiple layers of severance and/or ad valorem taxation by states, counties and special taxing districts.

Natural Gas Sales and Transportation. Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. The Federal Energy Regulatory Commission ("FERC") has jurisdiction over the transportation and sale or resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Since 1978, various federal laws have been enacted that have resulted in the complete removal of all price and non-price controls for "first sales" of domestic natural gas, which include all sales of our own production.

FERC also regulates interstate natural gas transportation rates and service conditions pursuant to the Natural Gas Act, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Interstate gas pipeline companies are required to provide nondiscriminatory, non-preferential transportation services to producers, marketers and other shippers regardless of whether such shippers are affiliated with an interstate pipeline company, and pursuant to such orders, regulations, and rules, interstate gas pipeline companies are required to file the tariff rates and other terms and conditions of such services with FERC.

The Energy Policy Act of 2005 (the "EPAct 2005") was signed into law in August 2005. The EPAct 2005 amends the Natural Gas Act to make it unlawful for "any entity", including otherwise non-jurisdictional producers, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by FERC, in contravention of rules prescribed by FERC. The EPAct 2005 also gives FERC authority to impose civil penalties for violations of the Natural Gas Act or Natural Gas Policy Act up to $1 million per day per violation. The anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales, gathering or production, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted "in connection with" natural gas sales, purchases or transportation subject to FERC jurisdiction, thus reflecting a significant expansion of FERC's enforcement authority.

FERC's initiatives have led to the development of a competitive, unregulated, open access market for gas purchases and sales that permits all purchasers of gas to buy gas directly from third-party sellers other than pipelines. However, the natural gas industry historically has been very heavily regulated; therefore, we cannot guarantee that the less stringent regulatory approach pursued by FERC and Congress over the past few decades will continue indefinitely into the future, nor can we determine what effect, if any, future regulatory changes may have on our natural gas-related activities.

Transportation and safety of natural gas is also subject to regulation by the U.S. Department of Transportation, through its Pipeline and Hazardous Materials Safety Administration, under the Natural Gas Pipeline Safety Act of 1968, as amended, which imposes safety requirements on the design, construction, operation, and maintenance of interstate natural gas transmission facilities, the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011. The failure to comply with these rules and regulations can result in substantial penalties.

Employees

As of February 5, 2019, we had 162 employees of whom 110 work in our Denver office and 52 work in our field offices. We also contract for the services of independent consultants involved in land, regulatory, accounting, financial and other disciplines as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are good.

Offices

As of December 31, 2018, we leased 81,833 square feet of office space for our principal office in Denver, Colorado at 1099 18th Street, which expires in March 2019. Due to the Merger, we acquired 23,363 square feet of leased office space from Fifth Creek in Greenwood Village, Colorado, which extends through July 2023. In addition, we entered into a new lease for 79,279 square feet of office space in Denver, Colorado which will serve as our principal office starting in March 2019 through April 2028. We also own a field office in Greeley, Colorado and lease a field office in Hereford, Colorado. We believe that our facilities are adequate for our current operations and that we can obtain additional leased space if needed.

Annual CEO Certification

As required by New York Stock Exchange rules, on December 19, 2018 we submitted an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards as of the date of the certification.

Item 1A. Risk Factors.

Our business involves a high degree of risk. If any of the following risks, or any risk described elsewhere in this Form 10-K, actually occurs, our business, financial condition or results of operations could suffer. The risks described below are not the only risks facing the Company. Additional risks not presently known to us or that we currently consider immaterial also may adversely affect our Company.

Risks Related to the Oil and Natural Gas Industry and Our Business

Oil and gas prices are volatile and changes in prices can significantly affect our financial results and estimated proved oil and gas reserves.

Our revenue, profitability and cash flow depend upon the prices for oil, natural gas and NGLs. The markets for these commodities are very volatile, based on supply and demand, and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Changes in oil, natural gas and NGL prices have a significant impact on the value of our reserves and on our cash flow. Prices for oil, natural gas and NGLs may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the global demand for oil, natural gas and NGLs;

•	domestic and foreign governmental regulations;

•	variations between product prices at sales points and applicable index prices;

•	political and economic conditions in oil producing countries, including the Middle East and South America;

•	the ability and willingness of members of the Organization of Petroleum Exporting Countries ("OPEC") and other oil-producing countries to agree to and maintain oil price and production controls;

•	weather conditions;

•	technological advances affecting energy consumption;

•	national and global economic conditions;

•	proximity and capacity of oil and gas pipelines, refineries and other transportation and processing facilities;

•	the price and availability of alternative fuels; and

•	the strength of the U.S. dollar compared to other currencies.

Lower oil, natural gas and NGL prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of oil, natural gas and NGLs that we can produce economically and therefore the quantity and the estimated present value of our reserves. If this occurs or if our estimates of development costs increase, production data factors change or our exploration or development results deteriorate, successful efforts accounting rules may require us to write down or impair, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management's plans change with respect to those assets. We recorded impairment charges of $572.4 million in the year ended December 31, 2015 on our proved and unproved oil and gas properties, and may record similar charges in the future.

Oil prices declined significantly in a number of recent periods, including the fourth quarter of 2018. Natural gas and NGL prices have also fallen significantly in some recent periods. These decreases have increased the volatility and amplitude of the other risks facing us as described in this report and have impacted our business and financial condition. If oil prices decrease from current levels, our planned drilling projects may become uneconomic, which could affect future drilling plans and growth rates. Low commodity prices impact our revenue, which we partially mitigate with our hedging program. Continued low commodity prices make it more challenging to hedge production at higher price levels.

Our drilling efforts and our well operations may not be profitable or achieve our targeted returns.

Drilling for oil, natural gas and NGLs may involve unprofitable efforts from wells that are productive but do not produce sufficient commercial quantities to cover drilling, operating and other costs. In addition, even a commercial well may have production that is less, or costs that are greater, than we projected. The cost of drilling, completing and operating a well is often uncertain, and many factors can adversely affect the economics of a well or property. Drilling operations may be curtailed, delayed or canceled as a result of unexpected drilling conditions, equipment failures or accidents, shortages of equipment or personnel, environmental issues, midstream constraints and for other reasons. We rely to a significant extent on seismic data and other advanced technologies in identifying unproved property prospects. The seismic data and other technologies we use do not allow us to know conclusively, prior to acquisition of unproved property or drilling a well, whether oil, natural gas or NGLs are present or may be produced economically. The use of seismic data and other technologies also requires greater pre-drilling expenditures than traditional drilling strategies. Drilling results in some of our plays may be more uncertain than in other plays that are more mature and have longer established drilling and production histories, and we can provide no assurance that drilling and completion techniques that have proven to be successful in other formations to maximize recoveries will be ultimately successful when used in our prospects. As a result, we may incur future dry hole costs and/or impairment charges due to any of these factors.

We have acquired significant amounts of proved and unproved property in order to attempt to further our exploration and development efforts. Drilling and production activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered. We acquire proved and unproved properties and lease undeveloped acreage that we believe will enhance our growth potential and increase our earnings over time. We cannot guarantee that all prospects will be economically viable or that we will not abandon our initial investments. Additionally, there can be no assurance that proved or unproved property acquired by us or undeveloped acreage leased by us will be profitably developed, that new wells drilled by us in prospects that we pursue will be productive, that we will recover all or any portion of our investment in such proved or unproved property or wells, or that we will succeed in bringing on additional partners.

Substantially all of our producing properties are located in the DJ Basin, making us vulnerable to risks associated with operating in one major geographic area.

Our operations are focused on the DJ Basin, which means our current producing properties and new drilling opportunities are geographically concentrated in that area. Because our operations are not as diversified geographically as many of our competitors, the success of our operations and our profitability may be disproportionately exposed to the effect of any regional events, including fluctuations in prices of oil, natural gas and NGLs produced from the wells in the region, natural disasters, restrictive governmental regulations, transportation capacity constraints, weather, curtailment of production or interruption of transportation and processing, and any resulting delays or interruptions of production from existing or planned new wells.

We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of doing business and the recording of proved reserves.

Our exploration, development, production and marketing operations are subject to extensive environmental regulation at the federal, state and local levels including those governing emissions to air, wastewater discharges, hazardous and solid wastes, remediation of contaminated soil and groundwater, protection of surface and groundwater, land reclamation and preservation of natural resources. Under these laws and regulations, we could be held liable for personal injuries, property damage (including site clean-up and restoration costs) and other damages. Failure to comply with these laws and regulations may also result in the suspension or termination of our operations and subject us to administrative, civil, and criminal penalties, including the assessment of natural resource damages. Environmental and other governmental laws and regulations also increase the costs to plan, permit, design, drill, install, operate and abandon oil and natural gas wells and related facilities. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects, leading to delays.

Our success depends on key members of our management and our ability to attract and retain experienced technical and other professional personnel.

Our future success depends to a large extent on the services of our key employees. The loss of one or more of these individuals could have a material adverse effect on our business. Furthermore, competition for experienced technical and other professional personnel remains strong. If we cannot retain our current personnel or attract additional experienced personnel, our ability to compete could be adversely affected. Also, the loss of experienced personnel could lead to a loss of technical expertise.

Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil, natural gas and NGL production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of our reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines, processing facilities and refineries owned and operated by third parties. We may be required to shut in wells for a lack of a market or because of inadequacy or unavailability of natural gas pipeline, gathering system capacity or processing facilities. If that were to occur, we would be unable to realize revenue from those wells until production arrangements were made to deliver the production to market.

We may incur substantial losses and be subject to substantial liability claims as a result of our oil and gas operations. In addition, we may not be insured for, or our insurance may be inadequate to protect us against, these risks.

We are not insured against all risks. Losses and liabilities arising from uninsured or under-insured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities, including well stimulation and completion activities such as hydraulic fracturing, are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

•	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater contamination;

•	abnormally pressured or structured formations;

•	mechanical difficulties, such as stuck oilfield drilling and service tools and casing collapse;

•	fires, explosions and ruptures of pipelines;

•	personal injuries and death; and

•	natural disasters.

Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to us as a result of:

•	injury or loss of life;

•	damage to and destruction of property and equipment;

•	damage to natural resources due to underground migration of hydraulic fracturing fluids or other fluids or gases;

•	pollution and other environmental damage, including spillage or mishandling of recovered hydrocarbons, hydraulic fracturing fluids and produced water;

•	regulatory investigations and penalties;

•	suspension of our operations; and

•	repair and remediation costs.

We have elected, and may in the future elect, not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. For example, we do not carry business interruption insurance for these reasons. In addition, pollution and environmental risks generally are not fully insurable. Further, we could be unaware of a pollution event when it occurs and therefore be unable to report the event within the time period required under the relevant policy. The occurrence of an event that is not covered or not fully covered by insurance could have a material adverse effect on our production, revenues and results of operations and overall financial condition.

Our operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms or at all, which could lead to a loss of properties and a decline in our oil, natural gas and NGL reserves.

The oil and gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the development, production and acquisition of oil, natural gas and NGL reserves. To date, we have financed capital expenditures primarily with cash generated by operations, sales of our equity and debt securities, proceeds from bank borrowings and sales of properties. Our cash flow from operations and access to capital is subject to a number of variables, including:

•	our proved reserves;

•	the level of oil, natural gas and NGLs we are able to produce from existing wells;

•	the prices at which oil, natural gas and NGLs are sold;

•	the costs required to operate production;

•	our ability to acquire, locate and produce new reserves;

•	global credit and securities markets;

•	the ability and willingness of lenders and investors to provide capital and the cost of that capital; and

•	the interest of buyers in our properties and the price they are willing to pay for properties.

If our revenues or the borrowing base under our Amended Credit Facility decreases as a result of lower oil, natural gas and NGLs prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current or planned levels. We may, from time to time, need to seek additional financing. Our Amended Credit Facility and senior note indentures place certain restrictions on our ability to obtain new financing. There can be no assurance as to the availability or terms of any additional financing. Recent commodity price decreases have made it substantially more difficult for us and other industry participants to raise capital, and will likely have an adverse effect on our borrowing base.

If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations or available under our Amended Credit Facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to exploration and development of our prospects, which in turn could lead to a possible loss of properties and a decline in our oil, natural gas and NGLs reserves as well as our revenues and results of operations.

Our identified drilling location inventories are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

Our management has specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These identified drilling locations represent a significant part of our strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, seasonal conditions, regulatory approvals, oil, natural gas and NGLs prices, costs and drilling results. Because of these uncertainties, we do not know if the numerous potential drilling locations we have identified will ever be drilled or if we will be able to produce oil, natural gas and NGLs from these or any other potential drilling locations. As such, our actual drilling activities may differ materially from those presently identified, which could adversely affect our business.

Competition in the oil and gas industry is intense, which may adversely affect our ability to succeed.

The oil and gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for, develop and produce oil, natural gas and NGLs, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies are able to pay more for producing oil, natural gas and NGLs properties and exploration and development prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies have a greater ability to continue exploration activities during periods of low oil, natural gas and NGLs market prices. Our larger or integrated competitors are better able than we are to absorb the burden of existing and any changes to federal, state, local and Native American tribal laws and regulations, which could adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial resources than many companies in our industry, we may be at a disadvantage in bidding for producing properties and exploration and development prospects.

The willingness and ability of our lenders to fund their lending obligations under our revolving Amended Credit Facility may be limited, which would affect our ability to fund our operations.

Our Amended Credit Facility has commitments from 11 lenders. If credit markets become turbulent as a result of an economic downturn, increased regulatory oversight, lower commodity prices or other factors, our lenders may become more restrictive in their lending practices or may be unwilling or unable to fund their commitments, which would limit our access to capital to fund our capital expenditures, operations or meet other obligations. This would limit our ability to generate revenues as well as limit our projected production and reserves growth, leading to declining production and potentially losses.

A U.S. and global economic downturn could have a material adverse effect on our business and operations.

Any or all of the following may occur if, as a result of a crisis in the global financial and securities markets, a deterioration in national or global growth prospects or other factors, an economic downturn occurs:

•
The economic slowdown could lead to lower demand for oil and natural gas by individuals and industries, which in turn could result in lower prices for the oil and natural gas sold by us, lower revenues and possibly losses. Significant recent commodity price declines have been caused in part by concerns about future global economic growth. This factor has at times been exacerbated by increases in oil and gas supply resulting from increases in U.S. oil and gas production.

•
The lenders under our Amended Credit Facility may become more restrictive in their lending practices or unable or unwilling to fund their commitments, which would limit our access to capital to fund our capital expenditures and operations. This would limit our ability to generate revenues as well as limit our projected production and reserves growth, leading to declining production and possibly losses.

•
We may be unable to obtain additional debt or equity financing, which would require us to limit our capital expenditures and other spending. This would lead to lower production levels and reserves than if we were able to spend more than our cash flow. Financing costs may significantly increase as lenders may be reluctant to lend without receiving higher fees and spreads.

•
The losses incurred by financial institutions as well as the insolvency of some financial institutions heightens the risk that a counterparty to our hedge arrangements could default on its obligations. These losses and the possibility of a counterparty declaring bankruptcy or being placed in conservatorship or receivership may affect the ability of the counterparties to meet their obligations to us on hedge transactions, which could reduce our revenues from hedges at a time when we are also receiving a lower price for our natural gas and oil sales. As a result, our financial condition could be materially adversely affected.

•
Our credit facility bears floating interest rates based on the London Interbank Offer Rate ("LIBOR"). As banks were reluctant to lend to each other to avoid risk, LIBOR increased to unprecedented spread levels in 2008. Such increases caused and may in the future cause higher interest expense for unhedged levels of LIBOR-based borrowings.

•
Our credit facility requires the lenders to redetermine our borrowing base semi-annually. The redeterminations are based on our proved reserves and hedge position based on price assumptions that our lenders require us to use to calculate reserves pursuant to the credit facility. The lenders could reduce their price assumptions used to determine reserves for calculating our borrowing base due to lower commodities and futures prices and our borrowing base could be reduced. This would reduce our funds available to borrow. In addition, the lenders can request an interim redetermination during each six month period which could reduce the funds available to borrow under our credit facility.

•
Bankruptcies of financial institutions or illiquidity of money market funds may limit or delay our access to our cash and cash equivalent deposits, causing us to lose some or all of those funds or to incur additional costs to borrow funds needed on a short-term basis that were previously funded from our money market deposits.

•	Bankruptcies of purchasers of our oil and natural gas could lead to the delay or failure of us to receive the revenues from those sales.

Our estimated reserves are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these assumptions will materially affect the quantities of our reserves.

Underground accumulations of oil, natural gas and NGLs cannot be measured in an exact way. Oil, natural gas and NGLs reserve engineering requires estimates of underground accumulations of oil, natural gas and NGLs and assumptions concerning future oil, natural gas and NGLs prices, production levels and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may be inaccurate.

Our estimates of proved reserves are based on prices and costs determined at the date of the estimate. Any significant variance from these prices and costs could greatly affect our estimates of reserves. We prepare our own estimates of proved reserves, which are audited by independent third party petroleum engineers. Over time, our internal engineers may make material changes to reserves estimates taking into account the results of actual drilling, testing and production. For additional information about these risks and their impact on our reserves, see "Items 1 and 2. Business and Properties-Oil and Gas Data-Proved Reserves" and "Supplementary Information to Consolidated Financial Statements-Supplementary Oil and Gas Information (unaudited)-Analysis of Changes in Proved Reserves" in this Annual Report on Form 10-K.

At December 31, 2017, approximately 52% of our estimated proved reserves (by volume) were undeveloped. These reserve estimates reflected our plans to make significant capital expenditures to convert our PUDs into proved developed reserves, including approximately $429.8 million during the five years ending December 31, 2022. The estimated development costs may not be accurate, development may not occur as scheduled and results may not be as estimated. If we choose not to develop PUDs, or if we are not otherwise able to successfully develop them, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC's reserve reporting rules, PUDs generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, and we may therefore be required to downgrade to probable or possible any PUDs that are not developed within this five-year time frame.

Unless we replace our oil, natural gas and NGLs reserves, our reserves and production will decline, which would adversely affect our business, financial condition and results of operations.

Producing oil, natural gas and NGL reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The rate of decline will change if production from our existing wells declines in a different manner than we have estimated and can change under other circumstances. Thus, our future oil, natural gas and NGL reserves and production, and therefore our cash flow and income, are highly dependent upon our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

Properties that we buy may not produce as projected and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers.

One of our strategies is to capitalize on opportunistic acquisitions of oil, natural gas and NGLs reserves. Our reviews of acquired properties are inherently incomplete, because it generally is not feasible to review in depth every individual property involved in each acquisition. Ordinarily, we will focus our review efforts on the higher value properties and will sample the remaining properties for reserve potential. However, even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, we often assume certain environmental and other risks and liabilities in connection with acquired properties.

Our hedging activities could result in financial losses or could reduce our income.

To achieve a more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of commodities, we currently, and will likely in the future, enter into hedging arrangements for a portion of our production revenues. Hedging arrangements for a portion of our production revenues expose us to the risk of financial loss in some circumstances, including when:

•	there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received;

•	our production is less than we expect;

•	there is a change in the mark to market value of our derivatives; or

•	the counterparty to the hedging contract defaults on its contractual obligations.

In addition, these types of hedging arrangements limit the benefit we would receive from increases in commodities prices and may expose us to cash margin requirements if we hedge with counterparties who are not parties to our credit facility.

Our counterparties are financial institutions that are lenders under our Amended Credit Facility or affiliates of such lenders. The risk that a counterparty may default on its obligations increases when overall economic conditions deteriorate. Losses resulting from adverse economic conditions or other factors may affect the ability of the counterparties to meet their obligations to us on hedge transactions, which could reduce our revenues from hedges at a time when we are also receiving lower prices for our production. As a result, our financial condition could be materially adversely affected.

Federal legislation may decrease our ability, and increase the cost, to enter into hedge transactions.

The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") was signed into law in July 2010. Dodd-Frank regulates derivative transactions, including our commodity derivative swaps. We expect that Dodd-Frank and its implementing regulations will increase the cost to hedge as a result of fewer counterparties being in the market and the pass-through of increased capital costs of bank subsidiaries. The imposition of margin requirements or other restrictions on our hedging activities could make hedging more expensive or impracticable. A reduction in our ability to enter into hedging transactions would expose us to additional risks related to commodity price volatility and impair our ability to have certainty with respect to a portion of our cash flow, which could lead to decreases in capital spending and, therefore, decreases in future production and reserves.

The inability of one or more of our customers to meet their obligations may adversely affect our financial results.

Substantially all of our accounts receivable result from oil, natural gas and NGLs sales or joint interest billings to third parties in the energy industry. This concentration of customers and joint interest owners may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. In addition, our oil, natural gas and NGLs hedging arrangements expose us to credit risk in the event of nonperformance by counterparties. An economic downturn and/or an extended period of low commodity prices would increase these risks.

We face risks related to rating agency downgrades.

If one or more rating agencies downgrades our outstanding debt, future debt issuance could become more difficult and costly. Also, we may be required to provide collateral or other credit support to certain counterparties, which would increase our costs and limit our liquidity.

Our business could be negatively impacted by security threats, including cyber-security threats, and other disruptions.

As an oil and natural gas producer, we face various security threats, including cyber-security threats to gain unauthorized access to sensitive information, acquire cash or other assets through theft or fraud or render data or systems unusable, threats to the safety of our employees, threats to the security of our facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines, and threats from terrorist acts. Cyber-security attacks in particular are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, corruption of data or misappropriation of assets. There can be no assurance that the procedures and controls we use to monitor and mitigate these risks will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, assets, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.

Land owner demands associated with previously divested wells in Wyoming could have adverse effects on our business.

In December 2015, the Wyoming Supreme Court issued its "Pennaco" decision, the essence of which is that parties to a contract, such as a surface use agreement, remain liable for the obligations under that agreement - even when the agreement and the underlying assets have been sold and assigned to a third party - unless the agreement contains express language releasing and discharging the original party upon such subsequent assignment.

Landowners across Wyoming are making Pennaco claims against companies that sold assets to other oil and gas companies that are now in default. To date, our exposure relates to coalbed methane ("CBM") leases and wells that we sold to entities which are now essentially defunct, if not in actual bankruptcy proceedings. These operators have defaulted on several annual surface use payments, as well as leaving more than 150 CBM wells acquired from us in non-producing (shut-in) status. We have been contacted by several large ranches or their attorneys demanding payment of amounts in arrears, and that we conduct the plugging of the wells and land reclamation. Each case entails determining what contractual obligations are imposed by the applicable surface use agreement, taking into account state and federal plugging and reclamation requirements.

We obtained orders from the Wyoming Oil & Gas Conservation Commission ("WOGCC") requiring two of the defaulting operators to "show cause" as to why the WOGCC should not authorize us to take over the wells in order to conduct plugging and reclamation operations. In response to these orders, we reached contractual agreements that provide us with the authority to plug and abandon any or all of the wells sold to those operators. We have negotiated settlement and release agreements with several ranches that require payments and scheduled plugging and reclamation activities. In certain cases, ranch owners have expressed interest in conversion of CBM wells to water wells. We are under no current WOGCC compulsion to plug wells. However, a substantial number are also federally-permitted, and the Company and the BLM have recently negotiated a plugging and reclamation schedule for these wells.

We do not believe that resolving this matter will have a material financial impact. We believe that, if necessary, the currently identified roster of shut-in wells can be plugged and reclaimed at cost of approximately $15,000 per well. There is no assurance, however, that this issue will not expand to wells sold to other purchasers of Wyoming assets previously owned by us.

Possible future ballot initiatives in Colorado, if approved, could have severely adverse effects on our operations, reserves and financial condition.

Statewide ballot initiatives intended to impose further restrictions on oil and gas development have been pursued several times in recent years in Colorado. In particular, Proposition 112, which was included on the ballot for the November 2018 election in Colorado but was defeated at the polls, would have amended the Colorado Oil and Gas Conservation Act to, among other things, require all new oil and gas development not on federal land to be located at least 2,500 feet away from any occupied structure or broadly defined "vulnerable area". If enacted, Proposition 112 would have effectively prohibited drilling activities across a substantial majority of the surface area of the State of Colorado, although we developed a plan to reconfigure drilling units and relocate most of our remote, rural well locations. Such reconfiguration and relocation would, however, have entailed substantial expense and delay, as well as reduced certain cost efficiencies built into our current plans. Similar proposals may be approved for the 2020 and subsequent ballots. Because substantially all of our operations and reserves are located in Colorado, the passage and implementation of any such proposal could have a materially adverse effect on our operations, reserves, financial condition and business generally.

The political climate in Colorado has become more challenging.

Although Proposition 112 failed at the ballot box, 44% of the electorate, representing over one-million voters, cast ballots in favor. At the same time, a new Democratic Governor was elected, along with Democratic majorities in both chambers of the General Assembly. The Governor, and legislative leadership in the House and Senate, have indicated that there will be significant amendments made to the Oil and Gas Conservation Act enhancing local control over siting well locations, and prioritizing the protection of health, safety and environmental protection in the regulation of oil and gas development. Other issues likely to be addressed include restrictions on the pooling of interests in drilling units and new financial assurance requirements to ensure proper plugging and reclamation of wells, including "orphan wells". The passage of such legislation could have a substantial impact on the pace and cost of developing our DJ Basin assets.

Risks Related to Our Common Stock

Provisions in our certificate of incorporation and bylaws and Delaware law make it more difficult to effect a change in control of us, which could adversely affect the price of our common stock.

Delaware corporate law and our current certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of us or our management. These provisions include:

•	giving the board the exclusive right to fill all board vacancies;

•	requiring special meetings of stockholders to be called only by the board;

•	requiring advance notice for stockholder proposals and director nominations;

•	prohibiting stockholder action by written consent;

•	prohibiting cumulative voting in the election of directors; and

•	allowing for authorized but unissued common and preferred shares.

These provisions also could discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions that are opposed by our board. As a result, these provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders, and this may limit the price that investors are willing to pay in the future for shares of our common stock.

Risks Related to our Senior Notes and Amended Credit Facility

We may not be able to generate enough cash flow to meet our debt obligations, including our obligations and commitments under our senior notes and our Amended Credit Facility.

We expect that our earnings and cash flow could vary significantly from year to year due to the cyclical nature of our industry. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. In addition, our future cash flow may be insufficient to meet our debt obligations and commitments, including our 7.0% Senior Notes due 2022 ("7.0% Senior Notes"), 8.75% Senior Notes due 2025 ("8.75% Senior Notes") and our Amended Credit Facility. Any insufficiency could negatively impact our business. A range of economic, competitive, business, and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to repay our debt. Many of these factors, such as oil and gas prices, economic and financial conditions in our industry and the global economy or competitive initiatives of our competitors, are beyond our control. In particular, these risks have been significantly exacerbated by the sustained decline in commodity prices.

As of December 31, 2018, the total outstanding principal amount of our indebtedness was $626.9 million, and we had $474.0 million in additional borrowing capacity under our Amended Credit Facility, which, if borrowed, would be secured debt effectively senior to the Senior Notes to the extent of the value of the collateral securing that indebtedness. The borrowing base is dependent on our proved reserves and was, as of December 31, 2018, $500.0 million based on our proved reserves and hedge position. Our borrowing capacity is reduced by a $26.0 million letter of credit. As of December 31, 2018, we had no amounts outstanding under our Amended Credit Facility.

The borrowing base is set at the sole discretion of the lenders. Our next scheduled borrowing base redetermination is scheduled on or about April 1, 2019 based on proved reserves as of December 31, 2018 at updated bank price decks and hedge position. However, in the event of lower capital investment in our properties due to a sustained cycle of low commodity prices, we could see lower quantities of proved developed reserves which would, in combination with lower oil and gas commodity pricing, lead to lower borrowing bases.

If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake one or more alternative financing plans, such as:

•	refinancing or restructuring our debt;

•	selling assets;

•	reducing or delaying capital investments; or

•	seeking to raise additional capital.

However, any alternative financing plans that we undertake may not be completed in a timely manner or at all, and even if completed may not allow us to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, including our obligations under the senior notes, or to obtain alternative financing, could materially and adversely affect our business, financial condition, results of operations and prospects.

Our debt could have important consequences. For example, it could:

•	increase our costs of doing business;

•	increase our vulnerability to general adverse economic and industry conditions;

•
limit our ability to fund future capital expenditures and working capital, to engage in future acquisitions or development activities, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flow from operations to payments of interest and principal on our debt or to comply with any restrictive terms of our debt;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	impair our ability to obtain additional financing in the future; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

We may be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under the indentures governing the senior notes and our Amended Credit Facility impose on us.

The Amended Credit Facility also contains certain financial covenants. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. We expect to be in compliance with all financial covenants based on our 2019 budget at current commodity prices. However, if commodity prices significantly decline, EBITDAX will be significantly reduced, which is a critical underpinning of our required financial covenants. If this were to occur, it will make it necessary for us to negotiate an amendment to one or more of these financial covenants.

If we fail to comply with the covenants or other terms of any agreements governing our debt, our lenders and holders of our notes may have the right to accelerate the maturity of that debt and foreclose upon the collateral, if any, securing that debt. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt or take other actions to pay the accelerated debt. Even if new financing were available at that time, it may not be on terms that are acceptable to us. A breach of any covenant would also limit the funds available under our Amended Credit Facility. In September 2015, we obtained an amendment to the Amended Credit Facility that replaced our debt-to-EBITDAX covenant in the facility for a limited period of time. Through March 31, 2018, the covenants are secured debt-to-EBITDAX and EBITDAX-to-interest. There can be no assurance that we will be able to obtain similar amendments, or waivers of covenant breaches, in the future if needed.

Risks Related to Tax

We may incur more taxes as a result of new tax legislation.

The Tax Cut and Jobs Act (the "TCJA") was passed in December 2017 and included provisions that could limit certain tax deductions:

•	interest expense is limited to 30% of our taxable income (with certain adjustments);

•	expanded Section 162(m) limitations on the deductibility of officers' compensation; and

•	net operating losses ("NOL") incurred after 2017 are limited to 80% of taxable income but can be carried forward indefinitely.

These changes may increase our future tax liability in some circumstances. In addition, proposals are made from time to time to amend U.S. federal and state income tax laws in ways that would be adverse to us, including by eliminating certain key U.S. federal income tax preferences currently available with respect to crude oil and natural gas exploration and production. The changes could include (i) the repeal of the percentage depletion deduction for crude oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs and (iii) an extension of the amortization period for certain geological and geophysical expenditures. Also, state severance taxes may increase in the states in which we operate. This could adversely affect our existing operations in the relevant state and the economic viability of future drilling.

Our future utilization of NOLs and tax credit carryforwards have been limited by the Merger and may be further limited based on current Internal Revenue Code restrictions.

We have significant deferred tax assets for Federal and state NOL carryforwards. Subject to certain limitations and applicable expiration dates, these tax attributes can be carried forward to reduce our federal income tax liability for future periods. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the ability to utilize NOL carryforwards to offset future taxable income is subject to limitation if a greater than 50% ownership change occurs ("Section 382 change of ownership"). A Section 382 change of ownership refers to an increase in ownership of more than 50% of our shares by certain groups of shareholders during any three-year period, as determined under certain conventions.

The Merger resulted in a Section 382 change of ownership, limiting our ability to use pre-change NOLs and credits against post-change taxable income to an annual limitation amount plus certain built-in gains recognized within five years of the ownership change ("RBIG"). The annual limitation amount of $11.7 million was computed by multiplying our fair market value on the date of the ownership change by a published long-term tax-exempt bond rate. Our RBIG is projected to be $176.9 million. We have reduced our federal and state NOLs by $276.1 million and $14.0 million, respectively, and eliminated our state tax credits by $8.2 million to reflect the expected impact of the Section 382 change of ownership. Deferred tax assets and the corresponding valuation allowance have been reduced by $65.0 million for the expected tax-effected impact of the Section 382 change of ownership.
Item 1B. Unresolved Staff Comments.

None.

Item 3. Legal Proceedings.

We are involved in various legal or governmental proceedings in the ordinary course of business. These proceeding are subject to the uncertainties inherent in any litigation. We review the status of these proceedings on an ongoing basis and, from time to time, may settle or otherwise resolve these matters on terms and conditions that management believes are in our best interests. While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, our management does not believe that the resolution of any currently pending proceeding will have a material adverse effect on our financial condition or results of operations. However, with respect to the proceeding discussed below, we expect the fine assessed against us to exceed $0.1 million.

In 2016, and 2017, we received initial and supplemental EPA "Section 114" mandatory information directives, as well as parallel "compliance advisories" from Colorado Department of Health and Environment ("CDPHE"). These directives led to an enforcement proceeding and settlement negotiations. We expect to reach a settlement in early 2019, including agreeing to pay a penalty, as well as committing to certain facility design, inspection and maintenance procedures.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant's Common Equity

Our common stock is listed on the New York Stock Exchange under the symbol "HPR".

Holders. On February 5, 2019, there were 94 holders of record of our common stock.

Dividends. We have not paid any cash dividends since our inception. Because we anticipate that all earnings will be retained for the development of our business and our debt agreements limit the payment of cash dividends, we do not expect that any cash dividends will be paid on our common stock for the foreseeable future.

Unregistered Sales of Securities. There were no sales of unregistered equity securities during the year ended December 31, 2018.

Issuer Purchases of Equity Securities. The following table contains information about our acquisitions of equity securities during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2018	343	$4.50	0	0
November 1 - 30, 2018	49	$4.19	0	0
December 1 - 31, 2018	—	$—	0	0
Total	392	$4.46	0	0

(1)	Represents shares withheld from employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted common stock issued pursuant to our employee incentive plans.

Stockholder Return Performance Presentation

As required by applicable rules of the SEC, the performance graph shown below was prepared based upon the following assumptions:

1.
$100 was invested in our common stock on December 31, 2013, and $100 was invested in each of the Standard & Poors SmallCap 600 Index-Energy Sector and the Standard & Poors 500 Index at the closing price on December 31, 2013.

2.	Dividends are reinvested on the ex-dividend dates.

	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
HPR	$100	$43	$15	$26	$19	$9
S&P SmallCap 600- Energy	100	64	34	47	35	20
S&P 500	100	114	115	129	157	150

Item 6. Selected Financial Data.

The following table presents our selected historical financial data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. Future results may differ substantially from historical results because of changes in oil and gas prices, production increases or declines, properties acquired or sold and other factors. This information should be read in conjunction with the consolidated financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere in this Annual Report on Form 10-K.

Selected Historical Financial Information

The consolidated statement of operations information for the years ended December 31, 2018, 2017 and 2016 and the balance sheet information as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations information for the years ended December 31, 2015 and 2014 and the balance sheet information at December 31, 2016, 2015 and 2014 are derived from audited consolidated financial statements that are not included in this report. The information in this table should be read in conjunction with the consolidated financial statements and accompanying notes and other financial data included herein.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Statement of Operations Data:
Operating Revenues:
Oil, gas and NGL production (1)	$452,917	$251,215	$178,328	$204,537	$464,137
Other operating revenues	100	1,624	491	3,355	8,154
Total operating revenues	453,017	252,839	178,819	207,892	472,291
Operating Expenses:
Lease operating expense	27,850	24,223	27,886	42,753	60,308
Gathering, transportation and processing expense	4,644	2,615	2,365	3,482	35,437
Production tax expense	36,762	14,476	10,638	12,197	31,333
Exploration expense	70	83	83	153	453
Impairment, dry hole costs and abandonment expense	719	49,553	4,249	575,310	46,881
(Gain) loss on sale of properties	1,046	(92)	1,078	1,745	100,407
Depreciation, depletion and amortization	228,480	159,964	171,641	205,275	235,805
Unused commitments	18,187	18,231	18,272	19,099	4,434
General and administrative expense (2)	45,130	42,476	42,169	53,890	53,361
Merger transaction expense	7,991	8,749	—	—	—
Other operating expenses, net	1,273	(1,514)	(316)	—	—
Total operating expenses	372,152	318,764	278,065	913,904	568,419
Operating Income (Loss)	80,865	(65,925)	(99,246)	(706,012)	(96,128)
Other Income and Expense:
Interest and other income	1,793	1,359	235	565	1,294
Interest expense	(52,703)	(57,710)	(59,373)	(65,305)	(69,623)
Commodity derivative gain (loss)	93,349	(9,112)	(20,720)	104,147	197,447
Gain (loss) on extinguishment of debt	(257)	(8,239)	8,726	1,749	—
Total other income (expense)	42,182	(73,702)	(71,132)	41,156	129,118
Income (Loss) before Income Taxes	123,047	(139,627)	(170,378)	(664,856)	32,990
(Provision for) Benefit from Income Taxes	(1,827)	1,402	—	177,085	(17,909)
Net Income (Loss)	$121,220	$(138,225)	$(170,378)	$(487,771)	$15,081
Net Income (Loss) per Common Share:
Basic	$0.64	$(1.80)	$(3.08)	$(10.10)	$0.31
Diluted	$0.64	$(1.80)	$(3.08)	$(10.10)	$0.31
Weighted average common shares outstanding, basic	188,299	76,859	55,384	48,303	48,011
Weighted average common shares outstanding, diluted	189,241	76,859	55,384	48,303	48,436

(1)
The oil, gas and NGL production revenue decrease from 2014 to 2016 reflects the decrease in revenues due to divestitures and a decrease in commodity prices. In addition, oil, gas and NGL production revenues include the effects of cash flow hedging transactions for the year ended December 31, 2014. We discontinued hedge accounting effective January 1, 2012. All accumulated gains or losses related to the discontinued cash flow hedges were recorded in accumulated other comprehensive income ("AOCI") effective January 1, 2012 and remained in AOCI until the underlying transaction occurred. As the underlying transaction occurred, these gains or losses were reclassified from AOCI into oil and gas production revenues.

(2)
Included in general and administrative expense is long-term cash and equity incentive compensation of $7.2 million, $8.3 million, $11.9 million, $10.8 million and $11.4 million for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Selected Cash Flow and Other Financial Data:
Net income (loss)	$121,220	$(138,225)	$(170,378)	$(487,771)	$15,081
Depreciation, depletion, impairment and amortization	228,480	209,062	171,824	777,713	275,988
Other non-cash items	(126,385)	45,603	124,552	(83,760)	(59,970)
Change in assets and liabilities	8,126	5,550	(4,262)	(12,504)	30,618
Net cash provided by operating activities	$231,441	$121,990	$121,736	$193,678	$261,717
Capital expenditures (1)	$508,908	$260,659	$98,292	$287,411	$569,312

(1)
Includes exploration, dry hole and abandonment costs, which are expensed under successful efforts accounting, of $0.8 million, $0.5 million, $4.1 million, $3.0 million and $7.2 million for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively. Also includes furniture, fixtures and equipment costs of $0.7 million, $1.0 million, $1.1 million, $1.3 million and $3.7 million for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$32,774	$314,466	$275,841	$128,836	$165,904
Other current assets	157,007	53,197	42,611	145,481	260,201
Oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment	2,020,873	1,012,610	1,055,049	1,160,898	1,730,172
Other property and equipment, net of depreciation	8,650	6,270	7,100	9,786	13,715
Oil and natural gas properties held for sale, net of accumulated depreciation, depletion, amortization and impairment	—	—	—	—	9,234
Other assets (1)	33,156	4,163	4,740	61,519	54,822
Total assets	$2,252,460	$1,390,706	$1,385,341	$1,506,520	$2,234,048
Current liabilities	$248,185	$148,934	$85,018	$145,231	$264,687
Long-term debt, net of debt issuance costs (1)	617,387	617,744	711,808	794,652	792,786
Other long-term liabilities	174,790	25,474	16,972	17,221	147,087
Stockholders' equity	1,212,098	598,554	571,543	549,416	1,029,488
Total liabilities and stockholders' equity	$2,252,460	$1,390,706	$1,385,341	$1,506,520	$2,234,048

(1)
We adopted ASU 2015-03 and ASU 2015-15 effective January 1, 2016, which required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability and as a result, $8.7 million and $10.4 million of debt issuance costs related to our long-term debt were reclassified from deferred financing costs and other noncurrent assets to long-term debt in our consolidated balance sheet as of December 31, 2015 and 2014, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. See the "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this Annual Report on Form 10-K. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in "Items 1 and 2. Business and Properties - Business - Operations - Environmental Matters and Regulation;" "Items 1 and 2. Business and Properties - Business - Operations - Other Regulation of the Oil and Gas Industry;" and "Item 1A. Risk Factors" above, all of which are incorporated herein by reference. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

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

The following table summarizes the estimated net proved reserves and related Standardized Measure for the years indicated. The Standardized Measure is not intended to represent the current market value of our estimated oil and natural gas reserves.

	Year Ended December 31,
	2018	2017	2016
Estimated net proved reserves (MMBoe)	104.6	85.8	54.9
Standardized measure (1) (in millions)	$1,276.0	$829.3	$329.3

(1)
December 31, 2018 reserves were based on average prices of $65.56 WTI per Bbl of oil, $3.10 Henry Hub per Mcf of natural gas and $32.71 per Bbl of NGLs. December 31, 2017 reserves were based on average prices of $51.34 WTI for oil, $2.98 Henry Hub for natural gas and $27.40 for NGLs. December 31, 2016 reserves were based on average prices of $42.75 WTI for oil, $2.48 Henry Hub for natural gas and $19.70 for NGLs.

Commodity prices are inherently volatile and are influenced by many factors outside of our control. As of February 21, 2019, we have hedged 6,736,184 barrels of oil and 3,275,000 MMbtu of natural gas, or approximately 57% of our expected 2019 production, and 3,292,000 barrels of oil for our 2020 production at price levels that provide some economic certainty to our cash flows. We focus our efforts on increasing oil, natural gas and NGL reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future earnings and cash flows are dependent on our ability to manage our revenues and overall cost structure to a level that allows for profitable production.

Significant Business Developments

On March 19, 2018, we completed the Merger with Fifth Creek. The Merger was effected through the issuance of 100 million shares of our common stock, with a fair value of $484.0 million on the date of closing, and the repayment of $53.9 million of Fifth Creek debt. Assets acquired included approximately 81,000 net acres in Weld County in the DJ Basin, substantially all of which are operated, and 62 producing standard-length lateral wells and 10 producing extended-reach lateral wells. In addition, we recorded net proved reserves of 9.3 MMBoe, of which 4.7 MMBoe were proved developed reserves and 4.6 MMBoe were proved undeveloped reserves.

As a result of the closing of the Merger on March 19, 2018, Fifth Creek's revenues and expenses are included in the Consolidated Statement of Operations beginning on March 19, 2018. See Note 4 for additional information regarding the accounting for the Merger.

Results of Operations

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

The following table sets forth selected operating data for the periods indicated:

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production	$452,917	$251,215	$201,702	80%
Other operating revenues	100	1,624	(1,524)	(94)%
Total operating revenues	$453,017	$252,839	$200,178	79%
Operating Expenses
Lease operating expense	$27,850	$24,223	$3,627	15%
Gathering, transportation and processing expense	4,644	2,615	2,029	78%
Production tax expense	36,762	14,476	22,286	154%
Exploration expense	70	83	(13)	(16)%
Impairment, dry hole costs and abandonment expense	719	49,553	(48,834)	(99)%
(Gain) loss on sale of properties	1,046	(92)	1,138	*nm
Depreciation, depletion and amortization	228,480	159,964	68,516	43%
Unused commitments	18,187	18,231	(44)	—%
General and administrative expense (1)	45,130	42,476	2,654	6%
Merger transaction expense	7,991	8,749	(758)	(9)%
Other operating expenses, net	1,273	(1,514)	2,787	*nm
Total operating expenses	$372,152	$318,764	$53,388	17%
Production Data:
Oil (MBbls)	6,330	4,203	2,127	51%
Natural gas (MMcf)	12,864	8,952	3,912	44%
NGLs (MBbls)	1,697	1,307	390	30%
Combined volumes (MBoe)	10,171	7,002	3,169	45%
Daily combined volumes (Boe/d)	27,866	19,184	8,682	45%
Average Realized Prices before Hedging:
Oil (per Bbl)	$62.04	$48.37	$13.67	28%
Natural gas (per Mcf)	1.75	2.43	(0.68)	(28)%
NGLs (per Bbl)	22.18	20.01	2.17	11%
Combined (per Boe)	44.53	35.88	8.65	24%
Average Realized Prices with Hedging:
Oil (per Bbl)	$54.51	$52.72	$1.79	3%
Natural gas (per Mcf)	1.76	2.52	(0.76)	(30)%
NGLs (per Bbl)	22.18	20.01	2.17	11%
Combined (per Boe)	39.85	38.60	1.25	3%
Average Costs (per Boe):
Lease operating expense	$2.74	$3.46	$(0.72)	(21)%
Gathering, transportation and processing expense	0.46	0.37	0.09	24%
Production tax expense	3.61	2.07	1.54	74%
Depreciation, depletion and amortization	22.46	22.85	(0.39)	(2)%
General and administrative expense (1)	4.44	6.07	(1.63)	(27)%

*	Not meaningful.

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $7.2 million (or $0.71 per Boe) and $8.3 million (or $1.18 per Boe) for the years ended December 31, 2018 and 2017, respectively.

Production Revenues and Volumes. Production revenues increased to $452.9 million for the year ended December 31, 2018 from $251.2 million for the year ended December 31, 2017. The increase in production revenues was due to a 45% increase in production volumes and a 24% increase in the average realized prices per Boe before hedging. The increase in production volumes increased production revenues by approximately $141.1 million, while the increase in average prices increased production revenues by approximately $60.6 million.

Total production volumes of 10.2 MMBoe for the year ended December 31, 2018 increased from 7.0 MMBoe for the year ended December 31, 2017 primarily due to a 63% increase in the DJ Basin as a result of new wells placed into production, along with wells acquired in the Merger, offset by the sale of our remaining assets in the Uinta Oil Program in December 2017. Additional information concerning production is in the following table:

	Year Ended December 31, 2018				Year Ended December 31, 2017				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	6,330	1,697	12,864	10,171	3,509	1,294	8,592	6,235	80%	31%	50%	63%
Other (1)	—	—	—	—	694	13	360	767	*nm	*nm	*nm	*nm
Total	6,330	1,697	12,864	10,171	4,203	1,307	8,952	7,002	51%	30%	44%	45%

*	Not meaningful.

(1)	Other includes 689 Mbbls of oil, 12 MBbls of NGLs and 348 MMcf of natural gas production in the Uinta Oil Program for the year ended December 31, 2017.

Lease Operating Expense ("LOE"). LOE decreased to $2.74 per Boe for the year ended December 31, 2018 from $3.46 per Boe for the year ended December 31, 2017. The decrease per Boe for the year ended December 31, 2018 compared with the year ended December 31, 2017 is primarily related to operational efficiencies in our legacy DJ Basin assets and the sale of our remaining assets in the Uinta Oil Program in December 2017, which had relatively high LOE costs on a per Boe basis.

Gathering, Transportation and Processing ("GTP") Expense. GTP expense increased to $0.46 per Boe for the year ended December 31, 2018 from $0.37 per Boe for the year ended December 31, 2017.

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

The increase in GTP expense for the year ended December 31, 2018 to $0.46 per Boe is primarily associated with the Hereford Field. We expect GTP expense per Boe to increase in the future as we further develop and increase our production mix from the Hereford Field under the existing contractual arrangements.

Production Tax Expense. Total production taxes increased to $36.8 million for the year ended December 31, 2018 from $14.5 million for the year ended December 31, 2017. The increase is attributable to the 45% increase in production and the 24% increase in average realized prices before hedging. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. We expect production taxes as a percentage of oil, natural gas and NGL sales to be approximately 8.0% in 2019.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the years ended December 31, 2018 and 2017 is summarized below:

	Year Ended December 31,
	2018	2017
	(in thousands)
Impairment of proved oil and gas properties (1)	$—	$37,945
Impairment of unproved oil and gas properties (2)	—	11,153
Dry hole costs	—	—
Abandonment expense	719	455
Total impairment, dry hole costs and abandonment expense	$719	$49,553

(1)	We recognized a non-cash impairment charge associated with our Uinta Oil Program proved properties during the year ended December 31, 2017. The properties were sold on December 29, 2017.

(2)
As a result of having no future plans to develop certain acreage and/or estimated market values below carrying value, we recognized non-cash impairment charges of $9.1 million associated with certain unproved properties in the Cottonwood Gulch area of the Piceance Basin and $2.1 million associated with certain non-core unproved properties in the DJ Basin during the year ended December 31, 2017.

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

Our current recoverability test on our existing proved oil and gas properties as of December 31, 2018 uses commodity pricing based on a combination of assumptions, which are closely aligned with the assumptions management uses in its budgeting and forecasting process, including adjustments for geographical location and quality differentials as well as other factors that management believes will impact realized prices. The decline in future oil prices as of December 31, 2018 relative to prices as of December 31, 2017 has decreased our net undiscounted cash flows used in our recoverability test. If the recoverability test calculated with proved reserves would result in the carrying value exceeding future estimated net cash flows, we would complete the recoverability test with risked probable and possible reserves to determine the appropriate undiscounted net cash flows for the DJ Basin. If impairment is necessary, we would reduce the carrying value to fair value using proved reserves and risked probable and possible reserves. If future commodity prices assumed in the recoverability test are not realized, we could incur a significant impairment charge related to our oil and gas properties.

Depreciation, Depletion and Amortization ("DD&A"). DD&A increased to $228.5 million for the year ended December 31, 2018 compared with $160.0 million for the year ended December 31, 2017. The increase of $68.5 million was the result of a 45% increase in production, offset by a 2% decrease in the DD&A rate for the year ended December 31, 2018 compared with the year ended December 31, 2017. The increase in production accounted for a $72.4 million increase in DD&A expense, while the decrease in the DD&A rate accounted for a decrease of $3.9 million in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis with a common geological structure using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the year ended December 31, 2018, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $22.46 per Boe compared with $22.85 per Boe for the year ended December 31, 2017. We expect DD&A per Boe to increase in the future as a result of moving Merger-related purchase price allocated costs from unevaluated oil and gas properties to proved oil and gas properties as we further develop the Hereford Field.

Unused Commitments. Unused commitments expense for each of the years ended December 31, 2018 and December 31, 2017 consisted of $18.2 million related to gas transportation contracts. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay monthly transportation charges regardless of the amount of pipeline capacity utilized. The agreements expire July 31, 2021.

General and Administrative Expense. General and administrative expense increased to $45.1 million for the year ended December 31, 2018 from $42.5 million for the year ended December 31, 2017, primarily due to an increase in employee compensation and benefits associated with an increase in headcount.

Included in general and administrative expense is long-term cash and equity incentive compensation of $7.2 million and $8.3 million for the years ended December 31, 2018 and 2017, respectively. The components of long-term cash and equity incentive compensation for each of the years ended December 31, 2018 and 2017 are shown in the following table:

	Year Ended December 31,
	2018	2017
	(in thousands)
Nonvested common stock	$6,036	$6,410
Nonvested common stock units	1,138	690
Nonvested performance cash units (1)	52	1,189
Total	$7,226	$8,289

(1)
The nonvested performance cash units are accounted for as liability awards and will be settled in cash for the performance metrics that are met. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

Merger Transaction Expense. Merger transaction expense was $8.0 million and $8.7 million for the years ended December 31, 2018 and December 31, 2017, respectively. We entered into the Merger Agreement on December 4, 2017 and closed on March 19, 2018. Transaction expenses included severance, consulting, advisory, legal and other merger-related fees that were not capitalized as part of the Merger.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a gain of $93.3 million for the year ended December 31, 2018 compared to a loss of $9.1 million for the year ended December 31, 2017. The increase for the year ended December 31, 2018 from the year ended December 31, 2017 is related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of December 31, 2018 and December 31, 2017.

The fair value of our open but not yet settled derivative contracts is based on an income approach using various assumptions, such as quoted forward prices for commodities, risk-free discount rates, volatility factors and time value factors. The mark-to-market fair value of the open commodity derivative contracts will generally be inversely related to the price movement of the underlying commodity. If commodity price trends reverse from period to period, prior unrealized gains may become unrealized losses and vice versa. Higher underlying commodity price volatility will generally lead to higher volatility in our unrealized gains and losses and, by association, the fair value of our commodity derivative contracts. These unrealized gains and losses will impact our net income in the period reported. The mark-to-market fair value can create non-cash volatility in our reported earnings during periods of commodity price volatility. We have experienced such volatility in the past and are likely to experience it in the future. Gains on our derivatives generally indicate lower wellhead revenues in the future while losses indicate higher future wellhead revenues.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Year Ended December 31,
	2018	2017
	(in thousands)
Realized gain (loss) on derivatives (1)	$(47,587)	$19,099
Prior year unrealized (gain) loss transferred to realized (gain) loss (1)	20,940	(4,053)
Unrealized gain (loss) on derivatives (1)	119,996	(24,158)
Total commodity derivative gain (loss)	$93,349	$(9,112)

(1)
Realized and unrealized gains and losses on commodity derivatives are presented herein as separate line items but are combined for a total commodity derivative gain (loss) in the Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the realized and unrealized commodity derivative gains and losses is useful because the realized cash settlement portion provides a better understanding of our hedge position. We also believe that this disclosure allows for a more accurate comparison to our peers.

In 2018, approximately 73% of our oil volumes and 14% of our natural gas volumes were subject to financial hedges, which resulted in decreases in oil income of $47.7 million and increases in natural gas income of $0.1 million after settlements. In 2017, approximately 62% of our oil volumes and 39% of our natural gas volumes were covered by financial hedges, which resulted in increases in oil revenues of $18.3 million and natural gas revenues of $0.8 million after settlements.

Income Tax (Expense) Benefit. For the year ended December 31, 2018, we have determined that it is more likely than not that we will be able to realize a portion of our deferred tax assets. This determination was made by considering all available evidence in assessing the need for a valuation allowance. Such evidence included the scheduled reversal of deferred tax liabilities, assets acquired in connection with the Merger and their classification as proved or unproved, current and projected future taxable income and tax planning strategies. In making this assessment, judgment is required in considering the relative weight of negative and positive evidence. As a result of the analysis conducted, we have reversed the majority of the valuation allowance on certain deferred tax assets and recorded income tax expense of $1.8 million for the year ended December 31, 2018.

For the year ended December 31, 2017, we recorded a full valuation allowance against our deferred tax assets with the exception of certain provisions of the TCJA allowing us to eliminate the valuation allowance related to refundable alternative minimum tax ("AMT") credits, resulting in an income tax benefit of $1.4 million. Per the provisions of the TCJA, we are anticipating receiving 50% of the AMT credit upon filing the 2018 tax return. The remaining income tax receivable will be refunded in future periods. We continue to monitor facts and circumstances in the reassessment of the likelihood that NOL carryforwards, credits and other deferred tax assets will be utilized prior to their expiration. In 2018 and 2017, our effective tax rate differs from the federal statutory rate as a result of recording the impacts of the Section 382 change of ownership, state income taxes, the change in our valuation allowance and permanent differences related to non-deductible Merger costs, officer and stock-based compensation expense and lobbying expense.

Results of Operations

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

The following table sets forth selected operating data for the periods indicated:

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production	$251,215	$178,328	$72,887	41%
Other operating revenues	1,624	491	1,133	231%
Total operating revenues	$252,839	$178,819	$74,020	41%
Operating Expenses
Lease operating expense	$24,223	$27,886	$(3,663)	(13)%
Gathering, transportation and processing expense	2,615	2,365	250	11%
Production tax expense	14,476	10,638	3,838	36%
Exploration expense	83	83	—	—%
Impairment, dry hole costs and abandonment expense	49,553	4,249	45,304	*nm
(Gain) loss on sale of properties	(92)	1,078	(1,170)	*nm
Depreciation, depletion and amortization	159,964	171,641	(11,677)	(7)%
Unused commitments	18,231	18,272	(41)	—%
General and administrative expense (1)	42,476	42,169	307	1%
Merger transaction expense	8,749	—	8,749	*nm
Other operating expenses, net	(1,514)	(316)	(1,198)	*nm
Total operating expenses	$318,764	$278,065	$40,699	15%
Production Data:
Oil (MBbls)	4,203	3,885	318	8%
Natural gas (MMcf)	8,952	7,170	1,782	25%
NGLs (MBbls)	1,307	1,010	297	29%
Combined volumes (MBoe)	7,002	6,090	912	15%
Daily combined volumes (Boe/d)	19,184	16,639	2,545	15%
Average Realized Prices before Hedging:
Oil (per Bbl)	$48.37	$38.83	$9.54	25%
Natural gas (per Mcf)	2.43	1.98	0.45	23%
NGLs (per Bbl)	20.01	13.15	6.86	52%
Combined (per Boe)	35.88	29.28	6.60	23%
Average Realized Prices with Hedging:
Oil (per Bbl)	$52.72	$62.56	$(9.84)	(16)%
Natural gas (per Mcf)	2.52	2.46	0.06	2%
NGLs (per Bbl)	20.01	13.15	6.86	52%
Combined (per Boe)	38.60	44.98	(6.38)	(14)%
Average Costs (per Boe):
Lease operating expense	$3.46	$4.58	$(1.12)	(24)%
Gathering, transportation and processing expense	0.37	0.39	(0.02)	(5)%
Production tax expense	2.07	1.75	0.32	18%
Depreciation, depletion and amortization	22.85	28.18	(5.33)	(19)%
General and administrative expense (1)	6.07	6.92	(0.85)	(12)%

*	Not meaningful.

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $8.3 million (or $1.18 per Boe) and $11.9 million (or $1.96 per Boe) for the years ended December 31, 2017 and 2016, respectively.

Production Revenues and Volumes. Production revenues increased to $251.2 million for the year ended December 31, 2017 from $178.3 million for the year ended December 31, 2016. The increase in production revenues was due to a 23% increase in the average realized prices per Boe before hedging and a 15% increase in production volumes. The increase in average prices increased production revenues by approximately $40.2 million, while the increase in production volumes increased production revenues by approximately $32.7 million.

Total production volumes of 7.0 MMBoe for the year ended December 31, 2017 increased from 6.1 MMBoe for the year ended December 31, 2016 primarily due to a 23% increase in the DJ Basin as a result of new wells placed into production, offset by a 26% decrease in production from the Uinta Oil Program primarily due to the sale of certain non-core Uinta Oil Program assets during July 2016. Additional information concerning production is in the following table:

	Year Ended December 31, 2017				Year Ended December 31, 2016				% Increase (Decrease)
	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)	(MBbls)	(MBbls)	(MMcf)	(MBoe)
DJ Basin	3,509	1,294	8,592	6,235	3,050	966	6,228	5,054	15%	34%	38%	23%
Uinta Oil Program	689	12	348	759	830	42	900	1,022	(17)%	(71)%	(61)%	(26)%
Other	5	1	12	8	5	2	42	14	*nm	*nm	*nm	*nm
Total	4,203	1,307	8,952	7,002	3,885	1,010	7,170	6,090	8%	29%	25%	15%

*	Not meaningful.

Lease Operating Expense. LOE decreased to $3.46 per Boe for the year ended December 31, 2017 from $4.58 per Boe for the year ended December 31, 2016. The decrease per Boe for the year ended December 31, 2017 compared with the year ended December 31, 2016 is primarily related to operational efficiencies and sales of certain non-core assets in the Uinta Oil Program during July 2016, which had relatively high LOE costs on a per Boe basis.

Production Tax Expense. Total production taxes increased to $14.5 million for the year ended December 31, 2017 from $10.6 million for the year ended December 31, 2016. The increase is attributable to the 23% increase in average realized prices before hedging and the 15% increase in production. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. We expect production taxes as a percentage of oil, natural gas and NGL sales to be approximately 7.5% in 2018.

Impairment, Dry Hole Costs and Abandonment Expense. Our impairment, dry hole costs and abandonment expense for the years ended December 31, 2017 and 2016 is summarized below:

	Year Ended December 31,
	2017	2016
	(in thousands)
Impairment of proved oil and gas properties (1)	$37,945	$—
Impairment of unproved oil and gas properties (2)	11,153	183
Dry hole costs	—	97
Abandonment expense	455	3,969
Total impairment, dry hole costs and abandonment expense	$49,553	$4,249

(1)	We recognized a non-cash impairment charge associated with our Uinta Oil Program proved properties during the year ended December 31, 2017. The properties were sold on December 29, 2017.

(2)
As a result of having no future plans to develop certain acreage and/or estimated market values below carrying value, we recognized non-cash impairment charges of $9.1 million associated with certain unproved properties in the Cottonwood Gulch area of the Piceance Basin and $2.1 million associated with certain non-core unproved properties in the DJ Basin during the year ended December 31, 2017.

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

Oil and gas properties are assessed for impairment once they meet the criteria to be classified as held for sale. Assets held for sale are carried at the lower of carrying cost or fair value less costs to sell. The fair value of the assets is determined using a market approach, based on an estimated selling price, as evidenced by current marketing activities, if possible. If an estimated selling price is not available, we utilize the income valuation technique, which involves calculating the present value of future net cash flows, as discussed above. If the carrying amount of the assets exceeds the fair value less costs to sell, an impairment will result to reduce the value of the properties down to fair value less costs to sell. The estimated fair value of assets held for sale may be materially different from sales proceeds that we eventually realize due to a number of factors including but not limited to the differences in expected future commodity pricing, location and quality differentials, our relative desire to dispose of such properties based on facts and circumstances impacting our business at the time we agree to sell, such as our position in the field subsequent to the sale and plans for future acquisitions or development in core areas.

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

Depreciation, Depletion and Amortization. DD&A decreased to $160.0 million for the year ended December 31, 2017 compared with $171.6 million for the year ended December 31, 2016. The decrease of $11.7 million was the result of a 19% decrease in the DD&A rate, offset by a 15% increase in production for the year ended December 31, 2017 compared with the year ended December 31, 2016. The decrease in the DD&A rate accounted for a decrease of $36.9 million in DD&A expense, while the increase in production accounted for a $25.3 million increase in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis with a common geological structure using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the year ended December 31, 2017, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $22.85 per Boe compared with $28.18 per Boe for the year ended December 31, 2016.

Unused Commitments. Unused commitments were $18.2 million for the year ended December 31, 2017 compared to $18.3 million for the year ended December 31, 2016. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay monthly transportation charges regardless of the amount of pipeline capacity utilized. These transportation contracts expire July 31, 2021.

General and Administrative Expense. General and administrative expense increased to $42.5 million for the year ended December 31, 2017 from $42.2 million for the year ended December 31, 2016 primarily due to an increase in variable employee compensation related to performance, legal and professional services fees, offset by a decrease in long-term cash and equity compensation discussed below.

Included in general and administrative expense is long-term cash and equity incentive compensation of $8.3 million and $11.9 million for the years ended December 31, 2017 and 2016, respectively. The components of long-term cash and equity incentive compensation for each of the years ended December 31, 2017 and 2016 are shown in the following table:

	Year Ended December 31,
	2017	2016
	(in thousands)
Nonvested common stock	$6,410	$8,573
Nonvested common stock units	690	883
Nonvested performance cash units (1)	1,189	2,485
Total	$8,289	$11,941

(1)
The nonvested performance cash units are accounted for as liability awards and will be settled in cash for the performance metrics that are met. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

Merger Transaction Expense. Merger transaction expense was $8.7 million for the year ended December 31, 2017. We entered into the Merger Agreement on December 4, 2017 and closed on March 19, 2018. Transaction expenses included advisory, banking, legal, and accounting fees that had been incurred as of December 31, 2017 and will not be capitalized as part of the Merger.

Interest Expense. Interest expense decreased to $57.7 million for the year ended December 31, 2017 from $59.4 million for the year ended December 31, 2016. The decrease for the year ended December 31, 2017 was primarily due to a decrease in the outstanding debt balance due to debt exchanged for common stock in June 2016 and the redemption of our remaining 7.625% Senior Notes and 5.0% Convertible Notes in May 2017, offset by the issuance of our 8.75% Senior Notes in April 2017. See Note 5 for additional information. Our weighted average interest rate for the year ended December 31, 2017 was 8.1% compared with 7.9% for the year ended December 31, 2016.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a loss of $9.1 million for the year ended December 31, 2017 compared to a loss of $20.7 million for the year ended December 31, 2016. The decreased loss for the year ended December 31, 2017 from the year ended December 31, 2016 is related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of December 31, 2017 and December 31, 2016.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Year Ended December 31,
	2017	2016
	(in thousands)
Realized gain (loss) on derivatives	$19,099	$95,598
Prior year unrealized (gain) loss transferred to realized (gain) loss	(4,053)	(99,809)
Unrealized gain (loss) on derivatives	(24,158)	(16,509)
Total commodity derivative gain (loss)	$(9,112)	$(20,720)

In 2017, approximately 62% of our oil volumes and 39% of our natural gas volumes were covered by financial hedges, which resulted in increases in oil revenues of $18.3 million and natural gas revenues of $0.8 million after settlements for all commodity derivatives. In 2016, approximately 71% of our oil volumes and 24% of our natural gas volumes were covered by financial hedges, which resulted in increases in oil revenues of $92.2 million and natural gas revenues of $3.4 million after settlements for all commodity derivatives.

Income Tax (Expense) Benefit. For the year ended December 31, 2017, we continued to record a valuation allowance against our deferred tax assets, which would ordinarily reduce the effective tax to zero. However, the TCJA allowed us to eliminate the valuation allowance related to the alternative minimum tax credits, resulting in an income tax benefit of $1.4 million. For the year ended December 31, 2016, we recorded a full valuation allowance against our deferred tax assets, reducing our effective tax rate to zero. In regard to the valuation allowance recorded against our deferred tax asset balance, we considered all available evidence in assessing the need for a valuation allowance. Such evidence included the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. In making this assessment, judgment is required in considering the relative weight of negative and positive evidence. We continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration. Additionally, for both the 2017 and 2016 periods, our effective tax rate differs from the federal statutory rate as a result of recording permanent differences for stock-based compensation expense, lobbying and political contributions, officer compensation and the effect of state income taxes.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation have been net cash provided by operating activities, sales and other issuances of equity and debt securities, bank credit facilities, proceeds from sale-leasebacks, joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the development, exploration and acquisition of oil and natural gas properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources available to us to meet our future financial obligations, fund planned capital expenditure activities and ensure adequate liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources being available to us. We believe that we have sufficient liquidity available to us from cash on hand, cash flows from operations and under our Amended Credit Facility for our planned uses of capital over the next twelve months.

At December 31, 2018, we had cash and cash equivalents of $32.8 million and no amounts outstanding under our Amended Credit Facility. At December 31, 2017, we had cash and cash equivalents of $314.5 million and no amounts outstanding under our Amended Credit Facility. On September 14, 2018, we entered into the Amended Credit Facility to incorporate the proved reserves and assets acquired in the Merger. The Amended Credit Facility provides for a maximum credit amount of $1.5 billion, an initial elected commitment amount of $500.0 million and an initial borrowing base of $500.0 million, with interest rates and commitment fees unchanged. Our effective borrowing capacity as of December 31, 2018 was reduced by $26.0 million to $474.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement.

On March 19, 2018, we completed the Merger with Fifth Creek. The Merger was effected through the issuance of 100 million shares of our common stock, with a fair value of $484.0 million on the date of closing, and the repayment of $53.9 million of Fifth Creek debt. See "Items 1. and 2. Business and Properties - Business - Significant Business Developments - Merger with Fifth Creek Energy Operating Company, LLC" for additional information.

Cash Flow from Operating Activities

Net cash provided by operating activities was $231.4 million, $122.0 million and $121.7 million in 2018, 2017 and 2016, respectively. The changes in net cash provided by operating activities are discussed above in "Results of Operations". The increase in cash provided by operating activities from 2016 to 2018 was primarily due to an increase in production revenues.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts and cashless collars to receive fixed prices for a portion of our production. At December 31, 2018, we had in place crude oil swaps covering portions of our 2019 and 2020 production, natural gas swaps covering portions of our 2019 production, and crude oil and natural gas cashless collars covering portions of our 2019 production.

In addition to financial contracts, we may at times enter into various physical commodity contracts for the sale of oil and natural gas that cover varying periods of time and have varying pricing provisions. These physical commodity contracts qualify for the normal purchase and normal sales exception and, therefore, are not subject to hedge or mark-to-market accounting. The financial impact of physical commodity contracts is included in oil, gas and NGL production revenues at the time of settlement.

All derivative instruments, other than those that meet the normal purchase and normal sales exception as mentioned above, are recorded at fair market value and are included in the Consolidated Balance Sheets as assets or liabilities. All fair values are adjusted for non-performance risk. All changes in the derivative's fair value are recorded in earnings. These mark-to-market adjustments produce a degree of earnings volatility but have no cash flow impact relative to changes in market prices. Our cash flow is only impacted when the associated derivative instrument contract is settled by making a payment to or receiving a payment from the counterparty.

The following table includes all hedges entered into through February 21, 2019.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Index Price (1)
Swap Contracts:
2019
Oil	6,184,184	Bbls	$58.88			WTI
Natural gas	3,050,000	MMbtu	$2.46			NWPL
2020
Oil	3,292,000	Bbls	$59.77			WTI
Collars Contracts:
2019
Oil	552,000	Bbls		$55.00	$77.56	WTI
Natural gas	225,000	MMbtu		$3.25	$4.45	NWPL

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

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Year Ended December 31,
Basin/Area	2018	2017	2016
	(in millions)
DJ	$508.2	$251.5	$95.5
Other	0.7	9.2	2.8
Total (1)(2)	$508.9	$260.7	$98.3

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$19.9	$20.4	$5.6
Drilling, development, exploration and exploitation of oil and natural gas properties	448.9	226.9	86.3
Gathering and compression facilities	37.1	11.9	5.3
Geologic and geophysical costs	2.3	0.5	—
Furniture, fixtures and equipment	0.7	1.0	1.1
Total (1)(2)	$508.9	$260.7	$98.3

(1)
Includes exploration, dry hole and abandonment costs, which are expensed under successful efforts accounting, of $0.8 million, $0.5 million and $4.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Excludes $716.2 million related to the proved and unproved oil and gas properties and furniture, equipment and other assets acquired in the Merger.

Capital expenditures for acquisitions of proved and unproved properties and other real estate were $19.9 million for the year ended December 31, 2018. This was primarily related to acquisitions of unproved properties in the DJ Basin. The increase in drilling, development, exploration and exploitation of oil and natural gas properties to $448.9 million for the year ended December 31, 2018 from $226.9 million for the year ended December 31, 2017 primarily related to an increase in development drilling and completion activities within the DJ Basin, including drilling and completion activities associated with properties acquired in the Merger. Capital expenditures for the year ended December 31, 2018 exclude any amounts associated with the purchase price of the Merger.

Capital expenditures for acquisitions of proved and unproved properties and other real estate were $20.4 million for the year ended December 31, 2017. This was primarily related to acquisitions of proved and unproved properties in the DJ Basin. The increase in drilling, development, exploration and exploitation of oil and natural gas properties to $226.9 million from $86.3 million for the year ended December 31, 2016 primarily related to an increase in development drilling and completion activities within the DJ Basin as a result of higher oil and gas commodity prices.

Our current estimated capital expenditure budget for 2019 is $350.0 million to $380.0 million. The budget includes facilities costs and excludes acquisitions. We may adjust capital expenditures as business conditions and operating results warrant. The amount, timing and allocation of capital expenditures is generally discretionary and within our control. If oil, natural gas and NGL prices decline to below acceptable levels or costs increase above acceptable levels, we could choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity. We would generally do this by prioritizing capital projects to first focus on those that we believe will have the highest expected financial returns and ability to generate near-term cash flow.

We believe that we have sufficient available liquidity with available cash on hand, cash under the Amended Credit Facility and cash flow from operations to fund our 2019 budgeted capital expenditures. Future cash flows are subject to a number of variables, including our level of oil and natural gas production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures.

Financing Activities

Merger Financing. On March 19, 2018, we completed the Merger with Fifth Creek. The Merger was effected through the issuance of 100,000,000 shares of our common stock, with a fair value of $484.0 million, and the repayment of $53.9 million of Fifth Creek debt.

Amended Credit Facility. There were no borrowings under the Amended Credit Facility (or, as applicable, the facility then in place) in 2018 or 2017. On September 14, 2018, we entered into the Amended Credit Facility to incorporate the proved reserves and assets acquired in the Merger. The Amended Credit Facility provides for a maximum credit amount of $1.5 billion, an initial elected commitment amount of $500.0 million and an initial borrowing base of $500.0 million, with interest rate and commitment fees unchanged. The Amended Credit Facility extended the maturity date of the facility to September 14, 2023. Borrowing bases are computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by our lenders, as well as any other outstanding debt. Lower commodity prices will generally result in a lower borrowing base.

We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. We expect to be in compliance with all financial covenants based on the 2019 budget at current commodity prices.

Our outstanding debt is summarized below:

		As of December 31, 2018			As of December 31, 2017
	Maturity Date	Principal	Debt Issuance Costs	Carrying Amount	Principal	Debt Issuance Costs	Carrying Amount
		(in thousands)
Amended Credit Facility	September 14, 2023	$—	$—	$—	$—	$—	$—
7.0% Senior Notes	October 15, 2022	350,000	(3,210)	346,790	350,000	(4,033)	345,967
8.75% Senior Notes	June 15, 2025	275,000	(4,403)	270,597	275,000	(5,080)	269,920
Lease Financing Obligation	August 10, 2020	1,859	—	1,859	2,328	(2)	2,326
Total Debt		$626,859	$(7,613)	$619,246	$627,328	$(9,115)	$618,213
Less: Current Portion of Long-Term Debt (1)		1,859	—	1,859	469	—	469
Total Long-Term Debt (2)		$625,000	$(7,613)	$617,387	$626,859	$(9,115)	$617,744

(1)	Includes all or a portion of the Lease Financing Obligation.

(2)	See Note 5 for additional information.

Credit Ratings. Our credit risk is evaluated by two independent rating agencies based on publicly available information and information obtained during our ongoing discussions with the rating agencies. Moody's Investor Services and Standard & Poor's Rating Services currently rate our 7.0% Senior Notes and 8.75% Senior Notes and have assigned a credit rating. We do not have any provisions that are linked to our credit ratings, nor do we have any credit rating triggers that would accelerate the maturity of amounts due under our Amended Credit Facility, the 7.0% Senior Notes or the 8.75% Senior Notes. However, our ability to raise funds and the costs of any financing activities will be affected by our credit rating at the time any such financing activities are conducted.

Contractual Obligations. A summary of our contractual obligations as of and subsequent to December 31, 2018 is provided in the following table:

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(in thousands)
Notes payable (1)	$553	$46	$—	$—	$—	$—	$599
7.0% Senior Notes (2)	24,500	24,500	24,500	374,500	—	—	448,000
8.75% Senior Notes (3)	24,063	24,063	24,063	24,063	24,063	311,091	431,406
Lease Financing Obligation (4)	1,869	—	—	—	—	—	1,869
Office and office equipment leases and other (5)	4,597	3,032	3,331	3,263	3,036	13,112	30,371
Firm transportation agreements (6)	18,485	18,691	10,903	—	—	—	48,079
Gas gathering and processing agreements (7)(8)	10,049	2,167	1,996	—	—	—	14,212
Asset retirement obligations (9)	2,325	1,104	1,205	1,122	1,321	22,578	29,655
Total	$86,441	$73,603	$65,998	$402,948	$28,420	$346,781	$1,004,191

(1)
Notes payable includes interest on a $26.0 million letter of credit that accrues at 2.0% and 0.125% per annum for participation fees and fronting fees, respectively. The expected term for the letter of credit is January 31, 2020. There is currently no balance outstanding under our Amended Credit Facility due September 14, 2023.

(2)
The aggregate principal amount of our 7.0% Senior Notes is $350.0 million. We are obligated to make semi-annual interest payments through maturity on October 15, 2022 equal to $12.3 million. See Note 5 to the accompanying financial statements for additional information.

(3)
The aggregate principal amount of our 8.75% Senior Notes is $275.0 million. We are obligated to make semi-annual interest payments through maturity on June 15, 2025 equal to $12.0 million. See Note 5 to the accompanying financial statements for additional information.

(4)
The Lease Financing Obligation is calculated based on the aggregate undiscounted minimum future lease payments, which include both an interest and principal component. We have elected to exercise the early buyout option pursuant to which we will purchase the equipment for $1.8 million on February 10, 2019.

(5)
The lease for our principal office in Denver expires in March 2019. Due to the Merger, we acquired the office lease of Fifth Creek in Greenwood Village, Colorado, which extends through July 2023. In addition, we entered into a new lease for office space in Denver, Colorado which will serve as our principal office starting in April 2019 through April 2028.

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

(8)
Includes a reimbursement obligation of $6.8 million. The reimbursement obligation requires us to pay a monthly gathering fee per Mcf of production over a one year period to reimburse a midstream entity for its costs to construct gas gathering and processing facilities. If the costs are not reimbursed by us via the monthly gathering and processing fees through August 2019, we must pay the difference.

(9)
Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See "Critical Accounting Policies and Estimates" below for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2018.

Trends and Uncertainties

Regulatory Trends

Our future Rockies operations and cost of doing business may be affected by changes in regulations and the ability to obtain drilling permits. The regulatory environment continues to become more restrictive, which limits our ability to, and increases the costs of, conducting our operations. Areas in which we operate are subject to federal, state and local regulations. Additional and more restrictive regulations have been seen at each of these governmental levels recently and there are initiatives underway to implement additional regulations and prohibitions on oil and gas activities. New rules may further impact our ability to obtain drilling permits and other required approvals in a timely manner and increase the costs of such permits or approvals. This may create substantial uncertainty about our production and capital expenditure targets. Efforts related to climate change organized around a "keep it in the ground" message have gained traction in New York and other coastal states, as well as internationally, notably in France and Germany.

Federal. Federal leases make up a significant portion of our leaseholds. At the federal level, policies have been implemented in the past that have resulted in a more restrictive regulatory environment for oil and gas activities on public lands. Many of these policies are being rescinded or relaxed by the current administration, however, litigation and activism seeking to halt exploration and development activities on public lands is pervasive.

State. We also are experiencing more strict regulation of oil and gas activities at the state level. The Colorado Oil & Gas Conservation Commission ("COGCC") passed rules in 2016 that: (i) increase advance consultation requirements with local governments when large scale oil and gas facilities are proposed in "urban mitigation areas" (generally within 1000' feet of subdivisions, schools, hospitals and other public facilities) and (ii) registration with local governments and provision of development plans to municipalities upon request. We do not anticipate significant disruption to our activities from these new rules given the rural nature of the majority of our leasehold (see discussion below under Local). In February 2018, the COGCC comprehensively amended its regulations for oil, gas, and water flowlines to expand requirements addressing flowline registration and safety, integrity management, leak detection, and other matters. The COGCC has also adopted or amended numerous other rules in recent years, including rules relating to safety, flood protection, and spill reporting.

Over the past several years, numerous other rules and policies have been imposed by the COGCC requiring disclosure of chemicals used in hydraulic fracturing, ground water monitoring, increased setbacks from occupied structures and existing wells, and strengthened enforcement, including increases in mandatory monetary penalties for certain violations. Colorado continues to look at air emissions from the oil and natural gas sector and additional regulations are probable with respect to the Colorado ozone non-attainment standard. Other states, and the EPA, have considered Colorado's air quality rules, including the most recent rules governing methane emissions, as potential models for additional regulation of the oil and natural gas sector. Democratic leadership in the Colorado General Assembly has indicated that major new climate change legislation will be introduced. Such legislation is likely to be enacted and could have substantial impacts on our development activities.

In combination, these new state rules and policies could impose additional costs on our operations, including enforcement penalties, delay permitting, and potentially impact profitability.

Local. Counties and municipalities regulate oil and gas activities primarily through local land use rules. Weld County, Colorado, the focus of nearly all of our current development activities, has in place an ordinance that requires permitting of essentially all oil and gas operations and is currently considering new pipeline regulations. These changes have the potential to add 60-90 days of delay and may expose our development activities to a new level of political opposition. We expect additional attempts to regulate activities related to oil and gas operations by local governments, including drilling moratoria or bans on hydraulic fracturing, despite 2016 decisions by the Colorado Supreme Court overturning such measures adopted by two municipalities.

Hydraulic Fracturing. The well completion technique known as hydraulic fracturing to stimulate production of natural gas and oil has come under increased scrutiny by the environmental community, and local, state, and federal jurisdictions. Hydraulic fracturing involves the injection of water, sand and additives under pressure, usually down casing that is cemented in the wellbore, into prospective rock formations at depth to stimulate oil and natural gas production. We use this completion technique on substantially all our wells. A more comprehensive discussion of potential risks and trends related to hydraulic fracturing is contained above in Items 1 and 2. Business Properties - Operations - Environmental Matters and Regulations. Although it is not possible at this time to predict the final outcome of any new legislation, or potential regulatory or policy developments regarding hydraulic fracturing, any new restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions and could lead to our inability to access, develop, and record natural gas and oil reserves in the future.

Air Quality Regulation. The regulation of air emissions from the oil and natural gas sector continues to be a significant focus for policy makers and regulators at all levels-federal, tribal, state, and local-as well as environmental groups. A more comprehensive discussion of government regulation and potential risks related to air emissions from our operations is included above in "Items 1 and 2. Business and Properties - Operations - Environmental Matters and Regulation". New or more stringent policies, rules, or regulations governing air emissions from the oil and natural gas sector could result in our inability to obtain permits necessary to construct and operate new facilities or operate existing facilities. In addition, even if we are able to obtain necessary permits, such new requirements could substantially increase our operating expenses and reduce our profits or make certain operations uneconomic. Both EPA and the Colorado Department of Health and Environment ("CDPHE") have stepped up inspection and enforcement activities. In 2016, and 2017, we received initial and supplemental EPA "Section 114" mandatory information directives, as well as parallel "compliance advisories" from CDPHE. These directives led to an enforcement proceeding and settlement negotiations. We expect to reach a settlement in early 2019, including agreeing to pay a substantial, but not material, penalty, as well as committing to certain facility design, inspection and maintenance procedures. Agreeing to these measures may restrict our ability to divest the covered facilities, which are generally, older legacy properties.

Potential Impacts of Regulatory Trends. The increase in regulatory burdens and potential for continued lawsuits seeking to block activities as described above is likely to cause delays to our planned activities and could prevent some of these activities. This is expected to increase our costs and could result in lower production and reserves as our properties naturally decline without replacement production and reserves from new wells in addition to a reduction in the value of our current leases.

For additional detail, see "Items 1 and 2. Business and Properties - Operations - Environmental Matters and Regulation" and "Items 1 and 2. Business and Properties - Business - Operations - Other Regulation of the Oil and Gas Industry".

Declining Commodity Prices. The severe decline in oil prices that occurred in 2014 and 2015 increased the volatility and amplitude of the other risks facing us as described in this report and had an impact on our business and financial condition. The significant decrease in oil prices in late 2018 had a similar effect. If oil prices decrease from current levels, our planned drilling projects may become uneconomic, which could affect future drilling plans and growth rates. Low commodity prices impact our revenue, which we partially mitigate with our hedging program.

The sustained decline in commodity prices may also expose us to unexpected liability for plugging and abandoning wells, and associated reclamation, including for assets that were sold to other industry parties in prior years. If such third parties become unable to fulfill their contract obligations to us as provided for in purchase and sale agreements, regulatory agencies and landowners may demand that we perform such activities. Recent case law in Wyoming has increased such exposure for companies that have divested assets to no longer viable entities, and we have received demands from the Bureau of Land Management and a several large ranches to plug and abandon wells, and conduct associated reclamation, on properties we no longer own. We recognized $1.9 million and $0.7 million associated with these obligations in other operating expenses in the Consolidated Statement of Operations for the years ended December 31, 2018 and 2017, respectively.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments below. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our consolidated financial statements. See Note 2 of the Notes to the Consolidated Financial Statements for a discussion of additional accounting policies and estimates made by management.

Oil and Gas Properties

Our oil, natural gas and NGL exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and remain within cash flows from investing activities in the Consolidated Statements of Cash Flows. If an exploratory well does find proved reserves, the costs remain capitalized, are included within additions to oil and gas properties and remain within cash flows from investing activities in the Consolidated Statements of Cash Flows. The costs of development wells are capitalized whether proved reserves are added or not. All exploratory wells are evaluated for economic viability within one year of well completion, and the related capitalized costs are reviewed quarterly. Exploratory wells that discover potentially economic reserves in areas where a major capital expenditure would be required before production could begin and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area remain capitalized if the well finds a sufficient quantity of reserves to justify its completion as a producing well, and we are making sufficient progress assessing the reserves and the economic and operating viability of the project. Oil and gas lease acquisition costs are also capitalized. Upon sale or retirement of depreciable or depletable property, the cost and related accumulated DD&A are eliminated from the accounts and the resulting gain or loss is recognized. Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use.

The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. In addition to development on exploratory wells, we may drill scientific wells that are only used for data gathering purposes. The costs associated with these scientific wells are expensed as incurred as exploration expense. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and industry experience.

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

Oil and gas properties are assessed for impairment once they meet the criteria to be classified as held for sale. Assets held for sale are carried at the lower of carrying cost or fair value less costs to sell. The fair value of the assets is determined using a market approach, based on an estimated selling price, as evidenced by current marketing activities, if possible. If an estimated selling price is not available, we utilize the income valuation technique, which involves calculating the present value of future net cash flows, as discussed above. If the carrying amount of the assets exceeds the fair value less costs to sell, an impairment will result to reduce the value of the properties down to fair value less costs to sell. The estimated fair value of assets held for sale may be materially different from sales proceeds that we eventually realize due to a number of factors including but not limited to the differences in expected future commodity pricing, location and quality differentials, our relative desire to dispose of such properties based on facts and circumstances impacting our business at the time we agree to sell, such as our position in the field subsequent to the sale and plans for future acquisitions or development in core areas.

Our investment in producing oil and natural gas properties includes an estimate of the future costs associated with dismantlement, abandonment and restoration of our properties. The present value of the estimated future costs to dismantle, abandon and restore a well location are added to the capitalized costs of our oil and gas properties and recorded as a long-term liability. The capitalized cost is included in the oil and natural gas property costs that are depleted over the life of the assets.

The provision for depletion of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Natural gas and NGLs are converted to an oil equivalent, Boe, at the standard rate of six Mcf to one Boe and forty-two gallons to one Boe, respectively. Our rate of recording DD&A is dependent upon our estimates of total proved and proved developed reserves, which incorporate assumptions regarding future development and abandonment costs as well as our level of capital spending. If the estimates of total proved or proved developed reserves decline, the rate at which we record DD&A expense increases, reducing our net income. This decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields. We are unable to predict changes in reserve quantity estimates as such quantities are dependent on the success of our exploitation and development program, as well as future economic conditions.

Oil and Gas Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. Our proved reserves estimates are audited on a well-by-well basis by an independent third party engineering firm. In the aggregate, the independent third party petroleum engineer estimates of total net proved reserves are within 10% of our internal estimates as of December 31, 2018.

Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserves estimates. We prepare our reserves estimates, and the projected cash flows derived from these reserves estimates, in accordance with SEC guidelines. Our independent third party engineering firm adheres to the same guidelines when auditing our reserve reports. The accuracy of our reserves estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the reserves estimates.

The process of estimating oil and natural gas reserves is very complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continued reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserves estimates may occur from time to time. Although every reasonable effort is made to ensure that the reported reserves estimates represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in our financial statements. As such, reserves estimates may materially vary from the ultimate quantities of oil and natural gas eventually recovered.

Please refer to the reserve disclosures in "Items 1 and 2 - Business and Properties" for further detail on reserves data.

Revenue Recognition

All of our sales of oil, gas and NGLs are made under contracts with customers, whereby revenues are recognized when we satisfy our performance obligations and the customer obtains control of the product. Performance obligations under our contracts with customers are typically satisfied at a point-in-time through monthly delivery of oil, gas and/or NGLs. Accordingly, at the end of the reporting period, we do not have any unsatisfied performance obligations. Our contracts with customers typically include variable consideration based on monthly pricing tied to local indices and volumes delivered in the current month. The nature of our contracts with customers do not require us to constrain variable consideration for accounting purposes. Our contracts with customers typically require payment within one month of delivery.

Under our contracts with customers, natural gas and its components, including NGLs, are either sold to a midstream entity (which processes the natural gas and subsequently sells the resulting residue gas and NGLs) or are sold to a gas or NGL purchaser after being processed by a third party for a fee. Regardless of the contract structure type, the terms of these contracts compensate us for the value of the residue gas and NGLs at current market prices for each product. Our oil is sold to multiple oil purchasers at specific delivery points at or near the wellhead. All costs incurred to gather, transport and/or process our oil, gas and NGLs after control has transferred to the customer are considered components of the consideration received from the customer and thus recorded in oil, gas and NGL production revenues in the Consolidated Statements of Operations. All costs incurred prior to the transfer of control to the customer are included in gathering, transportation and processing expense in the Consolidated Statements of Operations.

Gas imbalances from the sale of natural gas are recorded on the basis of gas actually sold by us. If our aggregate sales volumes for a well are greater (or less) than its proportionate share of production from the well, a liability (or receivable) is established to the extent there are insufficient proved reserves available to make-up the overproduced (or underproduced) imbalance. Imbalances have not been significant in the periods presented.

Income Taxes and Uncertain Tax Positions

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or liabilities are settled. Deferred income taxes are also recognized for net operating loss carry forwards and tax credits that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates to the differences between financial statement and income tax reporting. We routinely assess the realizability of our deferred tax assets. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset would be reduced by a valuation allowance. We consider estimated future taxable income in making such assessments, including the future reversal of taxable temporary differences. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and natural gas prices). There can be no assurance that facts and circumstances will not materially change and require us to adjust deferred tax asset valuation allowances in the future.

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a more likely than not recognition threshold that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. Based on this guidance, we regularly analyze tax positions taken or expected to be taken in a tax return based on the threshold prescribed. Tax positions that do not meet or exceed this threshold are considered uncertain tax positions. Penalties, if any, related to uncertain tax positions would be recorded in other expenses. We currently do not have any uncertain tax positions recorded as of December 31, 2018.

We are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. See "Results of Operations- Income Tax (Expense) Benefit" above for a discussion of changes to the valuation allowance during 2018.

New Accounting Pronouncements

For further information on the effects of recently adopted accounting pronouncements and the potential effects of new accounting pronouncements, refer to the Summary of Significant Accounting Policies (in Note 2) of the Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Commodity Price Risk

Our primary market risk exposure is to the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the year ended December 31, 2018, our income before taxes would have decreased by approximately $1.2 million for each $1.00 per barrel decrease in crude oil prices, $1.1 million for each $0.10 decrease per MMBtu in natural gas prices and $1.6 million for each $1.00 per barrel decrease in NGL prices.

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

As of February 21, 2019, we have swap contracts related to oil and natural gas volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities".

	For the Year 2019		For the Year 2020
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	6,184,184	$58.88	3,292,000	$59.77
Natural Gas (MMbtu)	3,050,000	2.46	—	—

As of February 21, 2019, we have cashless collars related to oil volumes in place for the following periods indicated:

	For the Year 2019
	Derivative Volumes	Weighted Average Floor Price	Weighted Average Ceiling Price
Oil (Bbls)	552,000	$55.00	$77.56
Natural Gas (MMbtu)	225,000	3.25	4.45

Item 8. Financial Statements and Supplementary Data.

The information required by this item is included below in "Item 15. Exhibits, Financial Statement Schedules".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2018.

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management has assessed the effectiveness of our internal control over financial reporting. In making this assessment, it used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we have concluded that, as of December 31, 2018, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. That report is set forth below.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the fourth fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
HighPoint Resources Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of HighPoint Resources Corporation and subsidiary (the "Company") (formerly Bill Barrett Corporation) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 26, 2019, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 26, 2019

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in an amendment to this Form 10-K or in the "Directors and Executive Officers" section, the "Section 16(a) Beneficial Ownership Reporting Compliance" section, the "Code of Business Conduct and Ethics" section and the "Corporate Governance" section of the proxy statement for the 2019 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2018, and is incorporated by reference to this report.

Item 11. Executive Compensation.

The information required by this item will be included in an amendment to this Form 10-K or in the "Executive Compensation" section and the "Director Compensation" section of the proxy statement for the 2019 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2018, and is incorporated by reference to this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding beneficial ownership will be included in an amendment to this Form 10-K or in the "Beneficial Owners of Securities" section of the proxy statement for the 2019 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2018, and is incorporated by reference to this report.

Equity Compensation Plan Information

The following table provides aggregate information presented as of December 31, 2018 with respect to all compensation plans under which equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Averaged Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	126,843	$27.25	4,565,902
Equity compensation plans not approved by shareholders	—	—	—
Total	126,843	$27.25	4,565,902

(1)	The weighted average exercise price relates to the 126,843 outstanding options included in column (a).

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be included in an amendment to this Form 10-K or in the "Approval of Related Party Transactions" section and the "Corporate Governance" section of the proxy statement for the 2019 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2018, and is incorporated by reference to this report.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in an amendment to this Form 10-K or in the "Fees to Independent Auditors" section of the proxy statement for the 2019 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2018, and is incorporated by reference to this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules.

All schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(a)(3) Exhibits.

Exhibit Number	Description of Exhibits
2.1
Merger Agreement, dated December 4, 2017, by and among Fifth Creek Energy Operating Company, LLC, Bill Barrett Corporation, Red Rider Holdco, Inc., Rio Merger Sub, LLC, Rider Merger Sub, Inc., Fifth Creek Energy Company, LLC, and NGP Natural Resources XI, L.P. [Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on December 5, 2017.]

3.1
Amended and Restated Certificate of Incorporation of HighPoint Resources Corporation. [Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on March 19, 2018.]

3.2	HighPoint Resources Corporation Amended and Restated Bylaws. [Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Commission on March 19, 2018.]

4.1	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2018.]

4.2
Base Indenture, dated July 8, 2009, between Bill Barrett Corporation, certain subsidiary guarantors, and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of Bill Barrett Corporation's Current Report on Form 8-K filed with the Commission on July 8, 2009.]

4.2.1
Fourth Supplemental Indenture for 7% Senior Notes due 2022, dated March 12, 2012, among Bill Barrett Corporation, certain subsidiary guarantors, and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.2 of Bill Barrett Corporation's Current Report on Form 8-K filed with the Commission on March 12, 2012.]

4.2.2
Supplemental Indenture to Fourth Supplemental Indenture for 7% Senior Notes due 2022, dated December 13, 2017, among Bill Barrett Corporation, certain subsidiary guarantors, and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of Bill Barrett Corporation's Current Report on Form 8-K filed with the Commission on December 15, 2017.]

4.2.3
Second Supplemental Indenture to Fourth Supplemental Indenture for 7% Senior Notes due 2022, dated March 19, 2018, among Bill Barrett Corporation, the Company, and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on March 19, 2018.]

Exhibit Number	Description of Exhibits
4.3
Indenture for 8.75% Senior Notes due 2025, dated April 28, 2017, among Bill Barrett Corporation, certain subsidiary guarantors, and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of Bill Barrett Corporation's Current Report on Form 8-K filed with the Commission on April 28, 2017.]

4.3.1
First Supplemental Indenture for 8.75% Senior Notes due 2025, dated December 13, 2017, by and among Bill Barrett Corporation, certain subsidiary guarantors, and Deutsche Bank Trust Company. [Incorporated by reference to Exhibit 4.2 to Bill Barrett Corporation's Current Report on Form 8-K filed with the Commission on December 15, 2017.]

4.3.2
Second Supplemental Indenture for 8.75% Senior Notes due 2025, dated March 19, 2018, among Bill Barrett Corporation, the Company, and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed with the Commission on March 19, 2018.]

10.1
Fourth Amended and Restated Credit Agreement, dated as of September 14, 2018, among HighPoint Resources Corporation as guarantor and its wholly owned subsidiary and the banks named therein. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on September 17, 2018.]

10.2+
Form of Indemnification Agreement, between HighPoint Resources Corporation and each of the directors and certain executive officers of the Company. [Incorporated by reference to Exhibit 10.2 our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2018.]

10.3+	2008 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on May 16, 2008.]

10.4+	Form of Stock Option Agreement for 2008 Stock Incentive Plan. [Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2008.]

10.5(a)+	2012 Equity Incentive Plan. [Incorporated by reference to Appendix A to our Definitive Proxy Statement filed with the Commission on April 6, 2017.]

10.5(b)+*	Amendment to the 2012 Equity Incentive Plan.

10.6+	Form of Restricted Common Stock Unit Award for 2012 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on July 2, 2012.]

10.7+	Cash Incentive Plan. [Incorporated by reference to Appendix A to our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders filed with the Commission on April 7, 2016.]

10.8+	Change in Control Severance Protection Agreement. [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2018.]

10.9
Form of Stockholders Agreement between Red Rider Holdco, Inc., Fifth Creek Energy Company, LLC, and NGP Natural Resources XI, L.P. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 5, 2017.]

10.10+	Confidential Severance and Release Agreement dated March 17, 2016. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 18, 2016.]

10.11+	Confidential Severance and Release Agreement dated April 7, 2016. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 8, 2016.]

Exhibit Number	Description of Exhibits

10.12+	Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Commission on May 5, 2016.]

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

99.1*	Report of Netherland, Sewell & Associates, Inc. dated January 16, 2019, concerning audit of oil and gas reserve estimates.

99.2*	Executive Compensation Clawback Policy dated May 10, 2018.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHPOINT RESOURCES CORPORATION

Date:	February 26, 2019	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature			Title	Date

/s/ R. Scot Woodall			Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2019
R. Scot Woodall

/s/ William M. Crawford			Chief Financial Officer (Principal Financial Officer)	February 26, 2019
William M. Crawford

/s/ David R. Macosko			Senior Vice President— Accounting (Principal Accounting Officer)	February 26, 2019
David R. Macosko

/s/ Jim W. Mogg			Director	February 26, 2019
Jim W. Mogg

/s/ Mark S. Berg			Director	February 26, 2019
Mark S. Berg

/s/ Scott A. Gieselman			Director	February 26, 2019
Scott A. Gieselman

/s/ Craig S. Glick			Director	February 26, 2019
Craig S. Glick

/s/ Andrew C. Kidd			Director	February 26, 2019
Andrew C. Kidd

/s/ Lori A. Lancaster			Director	February 26, 2019
Lori A. Lancaster

/s/ William F. Owens			Director	February 26, 2019
William F. Owens

/s/ Edmund P. Segner, III			Director	February 26, 2019
Edmund P. Segner, III

/s/ Michael R. Starzer			Director	February 26, 2019
Michael R. Starzer

/s/ Randy I. Stein			Director	February 26, 2019
Randy I. Stein

/s/ Michael E. Wiley			Director	February 26, 2019
Michael E. Wiley

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
HighPoint Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HighPoint Resources Corporation and subsidiary (the Company) (formerly Bill Barrett Corporation) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 26, 2019

We have served as the Company's auditor since 2003.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
	(in thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$32,774	$314,466
Accounts receivable, net of allowance for doubtful accounts	72,943	51,415
Derivative assets	81,166	—
Prepayments and other current assets	2,898	1,782
Total current assets	189,781	367,663
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	2,195,310	1,361,168
Unproved oil and gas properties, excluded from amortization	468,208	84,676
Furniture, equipment and other	20,662	17,899
	2,684,180	1,463,743
Accumulated depreciation, depletion, amortization and impairment	(654,657)	(444,863)
Total property and equipment, net	2,029,523	1,018,880
Derivative assets	27,289	—
Deferred financing costs and other noncurrent assets	5,867	4,163
Total	$2,252,460	$1,390,706
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued liabilities	$131,379	$84,055
Amounts payable to oil and gas property owners	55,792	16,594
Production taxes payable	59,155	26,876
Derivative liabilities	—	20,940
Current portion of long-term debt	1,859	469
Total current liabilities	248,185	148,934
Long-term debt, net of debt issuance costs	617,387	617,744
Asset retirement obligations	27,330	16,097
Deferred income taxes	139,534	—
Derivatives and other noncurrent liabilities	7,926	9,377
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.001 par value; authorized 400,000,000 and 300,000,000 shares at December 31, 2018 and 2017 respectively; 212,477,101 and 110,363,539 shares issued and outstanding at December 31, 2018 and 2017, respectively, with 2,912,166 and 1,394,868 shares subject to restrictions, respectively	210	109
Additional paid-in capital	1,771,730	1,279,507
Retained earnings (accumulated deficit)	(559,842)	(681,062)
Treasury stock, at cost: zero shares at December 31, 2018 and 2017	—	—
Total stockholders' equity	1,212,098	598,554
Total	$2,252,460	$1,390,706
See notes to Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except share and per share data)
Operating Revenues:
Oil, gas and NGL production	$452,917	$251,215	$178,328
Other operating revenues, net	100	1,624	491
Total operating revenues	453,017	252,839	178,819
Operating Expenses:
Lease operating expense	27,850	24,223	27,886
Gathering, transportation and processing expense	4,644	2,615	2,365
Production tax expense	36,762	14,476	10,638
Exploration expense	70	83	83
Impairment, dry hole costs and abandonment expense	719	49,553	4,249
(Gain) loss on sale of properties	1,046	(92)	1,078
Depreciation, depletion and amortization	228,480	159,964	171,641
Unused commitments	18,187	18,231	18,272
General and administrative expense	45,130	42,476	42,169
Merger transaction expense	7,991	8,749	—
Other operating expenses, net	1,273	(1,514)	(316)
Total operating expenses	372,152	318,764	278,065
Operating Income (Loss)	80,865	(65,925)	(99,246)
Other Income and Expense:
Interest and other income	1,793	1,359	235
Interest expense	(52,703)	(57,710)	(59,373)
Commodity derivative gain (loss)	93,349	(9,112)	(20,720)
Gain (loss) on extinguishment of debt	(257)	(8,239)	8,726
Total other income (expense)	42,182	(73,702)	(71,132)
Income (Loss) before Income Taxes	123,047	(139,627)	(170,378)
(Provision for) Benefit from Income Taxes	(1,827)	1,402	—
Net Income (Loss)	$121,220	$(138,225)	$(170,378)
Net Income (Loss) Per Common Share, Basic	$0.64	$(1.80)	$(3.08)
Net Income (Loss) Per Common Share, Diluted	$0.64	$(1.80)	$(3.08)
Weighted Average Common Shares Outstanding, Basic	188,299,074	76,858,815	55,384,020
Weighted Average Common Shares Outstanding, Diluted	189,241,036	76,858,815	55,384,020
See notes to Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net Income (Loss)	$121,220	$(138,225)	$(170,378)
Other comprehensive income (loss)	—	—	—
Comprehensive Income (Loss)	$121,220	$(138,225)	$(170,378)
See notes to Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Operating Activities:
Net Income (Loss)	$121,220	$(138,225)	$(170,378)
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	228,480	159,964	171,641
Deferred income taxes	1,827	—	—
Impairment, dry hole costs and abandonment expense	719	49,553	4,249
Commodity derivative (gain) loss	(93,349)	9,112	20,720
Settlements of commodity derivatives	(47,587)	19,099	95,598
Stock compensation and other non-cash charges	8,337	6,596	8,982
Amortization of deferred financing costs	2,365	2,194	2,834
(Gain) loss on extinguishment of debt	257	8,239	(8,726)
(Gain) loss on sale of properties	1,046	(92)	1,078
Change in operating assets and liabilities:
Accounts receivable	(13,697)	(18,578)	10,624
Prepayments and other assets	(793)	(1,848)	350
Accounts payable, accrued and other liabilities	(40,324)	11,690	(2,893)
Amounts payable to oil and gas property owners	34,499	10,402	(9,465)
Production taxes payable	28,441	3,884	(2,878)
Net cash provided by (used in) operating activities	231,441	121,990	121,736
Investing Activities:
Additions to oil and gas properties, including acquisitions	(453,616)	(239,631)	(106,870)
Additions of furniture, equipment and other	(853)	(926)	(1,195)
Repayment of debt associated with merger, net of cash acquired	(53,357)	—	—
Proceeds from sale of properties and other investing activities	143	101,546	24,927
Net cash provided by (used in) investing activities	(507,683)	(139,011)	(83,138)
Financing Activities:
Proceeds from debt	—	275,000	—
Principal and redemption premium payments on debt	(469)	(322,343)	(440)
Proceeds from sale of common stock, net of offering costs	1	110,710	110,003
Deferred financing costs and other	(4,982)	(7,721)	(1,156)
Net cash provided by (used in) financing activities	(5,450)	55,646	108,407
Increase (Decrease) in Cash and Cash Equivalents	(281,692)	38,625	147,005
Beginning Cash and Cash Equivalents	314,466	275,841	128,836
Ending Cash and Cash Equivalents	$32,774	$314,466	$275,841
See notes to Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2015	$48	$921,318	$(371,950)	$—	$549,416
Restricted stock activity and shares exchanged for tax withholding	1	—	—	(1,114)	(1,113)
Stock-based compensation	—	9,455	—	—	9,455
Retirement of treasury stock	—	(1,114)	—	1,114	—
Exchange of senior notes for shares of common stock	10	74,390	—	—	74,400
Issuance of common stock, net of offering costs	15	109,748	—	—	109,763
Net income (loss)	—	—	(170,378)	—	(170,378)
Balance at December 31, 2016	74	1,113,797	(542,328)	—	571,543
Cumulative effect of accounting change	—	180	(509)	—	(329)
Restricted stock activity and shares exchanged for tax withholding	1	—	—	(1,253)	(1,252)
Stock-based compensation	—	7,099	—	—	7,099
Retirement of treasury stock	—	(1,253)	—	1,253	—
Exchange of senior notes for shares of common stock	11	48,981	—	—	48,992
Issuance of common stock, net of offering costs	23	110,703	—	—	110,726
Net income (loss)	—	—	(138,225)	—	(138,225)
Balance at December 31, 2017	109	1,279,507	(681,062)	—	598,554
Restricted stock activity and shares exchanged for tax withholding	1	—	—	(1,535)	(1,534)
Stock-based compensation (1)	—	9,858	—	—	9,858
Retirement of treasury stock	—	(1,535)	—	1,535	—
Issuance of common stock, merger	100	483,900	—	—	484,000
Net income (loss)	—	—	121,220	—	121,220
Balance at December 31, 2018	$210	$1,771,730	$(559,842)	$—	$1,212,098
See notes to Consolidated Financial Statements.

(1)	As of December 31, 2018, includes the modification of the 2016 Program and 2017 Program from performance-based liability awards to service-based equity awards. See Note 11 for additional information.

HIGHPOINT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018, 2017 and 2016

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

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying Consolidated Financial Statements include the accounts of the Company. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.

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

Areas requiring the use of assumptions, judgments and estimates relate to volumes of oil, natural gas and NGL reserves used in calculating depreciation, depletion and amortization ("DD&A"), the amount of expected future cash flows used in determining possible impairments of oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining the fair values of assets acquired and liabilities assumed in business combinations, asset retirement obligations, the timing of dry hole costs, impairments of proved and unproved properties, valuing deferred tax assets and estimating fair values of derivative instruments and stock-based payment awards.

Cash and Cash Equivalents. The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable. Accounts receivable is comprised of the following:

	As of December 31,
	2018	2017
	(in thousands)
Accrued oil, gas and NGL sales	$44,860	$36,569
Due from joint interest owners	27,435	14,779
Other	754	270
Allowance for doubtful accounts	(106)	(203)
Total accounts receivable	$72,943	$51,415

Oil and Gas Properties. The Company's oil, gas and NGL exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and remain within cash flows from investing activities in the Consolidated Statements of Cash Flows. If an exploratory well does find proved reserves, the costs remain capitalized and are included within additions to oil and gas properties and remain within cash flows from investing activities in the Consolidated Statements of Cash Flows. The costs of development wells are capitalized whether proved reserves are added or not. Oil and gas lease acquisition costs are also capitalized. Upon sale or retirement of depreciable or depletable property, the cost and related accumulated DD&A are eliminated from the accounts and the resulting gain or loss is recognized.

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

The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company's oil, natural gas and NGL producing activities:

	As of December 31,
	2018	2017
	(in thousands)
Proved properties	$663,485	$230,800
Wells and related equipment and facilities	1,438,092	1,088,692
Support equipment and facilities	75,392	38,776
Materials and supplies	18,341	2,900
Total proved oil and gas properties	$2,195,310	$1,361,168
Unproved properties	328,409	18,832
Wells and facilities in progress	139,799	65,844
Total unproved oil and gas properties, excluded from amortization	$468,208	$84,676
Accumulated depreciation, depletion, amortization and impairment	(642,645)	(433,234)
Total oil and gas properties, net (1)	$2,020,873	$1,012,610

(1)	Total oil and gas properties, net includes $722.6 million of properties acquired in the Merger. See Note 4 for additional information regarding the Merger.

All exploratory wells are evaluated for economic viability within one year of well completion. Exploratory wells that discover potentially economic reserves in areas where a major capital expenditure would be required before production could begin, and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized if the well finds a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. As of December 31, 2018 and 2017, there were no exploratory well costs that had been capitalized for a period greater than one year since the completion of drilling.

The Company reviews proved oil and natural gas properties for impairment on a quarterly basis or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future net cash flows of its oil and gas properties using proved and risked probable and possible reserves based on the Company's development plans and best estimate of future production, commodity pricing, reserve risking, gathering and transportation deductions, production tax rates, lease operating expenses and future development costs. The Company compares such undiscounted future net cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the oil and gas properties, no impairment is taken. If the carrying amount of a property exceeds the undiscounted future net cash flows, the Company will impair the carrying value to fair value based on an analysis of quantitative and qualitative factors existing as of the balance sheet date. The Company does not believe that the undiscounted future net cash flows of its oil and gas properties represent the applicable market value. The factors used to determine fair value may include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows.

Oil and gas properties are also assessed for impairment once they meet the criteria to be classified as held for sale. Assets held for sale are carried at the lower of carrying cost or fair value less costs to sell. The fair value of the assets is determined using a market approach, based on an estimated selling price, as evidenced by current marketing activities, if possible. If an estimated selling price is not available, the Company utilizes the income valuation technique which involves calculating the present value of future revenues, as discussed above. If the carrying amount of the assets exceeds the fair value less costs to sell, an impairment will result to reduce the value of the properties down to fair value less costs to sell. The estimated fair value of assets held for sale may be materially different from sales proceeds that the Company eventually realizes due to a number of factors including but not limited to the differences in expected future commodity pricing, location and quality differentials, the Company's relative desire to dispose of such properties based on facts and circumstances impacting the Company's business at the time the Company agrees to sell, such as the Company's position in the field subsequent to the sale and plans for future acquisitions or development in core areas.

The Company recognized non-cash impairment charges, which were included within impairment, dry hole costs and abandonment expense in the Consolidated Statements of Operations, as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Impairment of proved oil and gas properties (1)	$—	$37,945	$—
Impairment of unproved oil and gas properties (2)	—	11,153	183
Dry hole costs	—	—	97
Abandonment expense	719	455	3,969
Total impairment, dry hole costs and abandonment expense	$719	$49,553	$4,249

(1)
The Company recognized a non-cash impairment charge associated with the Company's Uinta Oil Program proved properties during the year ended December 31, 2017. The properties were sold on December 29, 2017.

(2)
As a result of no future plans to develop certain acreage and/or estimated market values below carrying value, the Company recognized non-cash impairment charges of $9.1 million associated with certain unproved properties in the Cottonwood Gulch area of the Piceance Basin and $2.1 million associated with certain non-core unproved properties in the DJ Basin.

The provision for DD&A of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Natural gas and NGLs are converted to an oil equivalent, Boe, at the standard rate of six Mcf to one Boe and forty-two gallons to one Boe, respectively. Estimated future dismantlement, restoration and abandonment costs are taken into consideration by this calculation.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	As of December 31,
	2018	2017
	(in thousands)
Accrued drilling, completion and facility costs	$69,830	$35,856
Accrued lease operating, gathering, transportation and processing expenses	6,970	4,360
Accrued general and administrative expenses	8,774	11,134
Accrued interest payable	6,758	6,484
Accrued merger transaction expenses	550	8,278
Prepayments from partners	862	2,524
Trade payables	31,057	10,067
Other	6,578	5,352
Total accounts payable and accrued liabilities	$131,379	$84,055

Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Environmental liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Recent case law in Wyoming has exposed the Company to potential obligations for plugging and abandoning wells, and associated reclamation, for assets that were sold to other industry parties in prior years. If such third parties become unable to fulfill their contractual obligations to the Company as provided for in purchase and sale agreements, regulatory agencies and landowners may demand that the Company perform such activities. The Company recognized $1.9 million and $0.7 million associated with these obligations in other operating expenses in the Consolidated Statement of Operations for the years ended December 31, 2018 and 2017, respectively.

Revenue Recognition. All of the Company's sales of oil, gas and NGLs are made under contracts with customers, whereby revenues are recognized when the Company satisfies its performance obligations and the customer obtains control of the product. Performance obligations under the Company's contracts with customers are typically satisfied at a point-in-time through monthly delivery of oil, gas and/or NGLs. Accordingly, at the end of the reporting period, the Company does not have any unsatisfied performance obligations. The Company's contracts with customers typically include variable consideration based on monthly pricing tied to local indices and volumes delivered in the current month. The nature of the Company's contracts with customers does not require the Company to constrain variable consideration for accounting purposes. As of December 31, 2018, the Company had open contracts with customers with terms of 1 month to 19 years, as well as evergreen contracts that renew on a periodic basis if not canceled by the Company or the customer. The Company's contracts with customers typically require payment within one month of delivery.

Under the Company's contracts with customers, natural gas and its components, including NGLs, are either sold to a midstream entity (which processes the natural gas and subsequently sells the resulting residue gas and NGLs) or are sold to a gas or NGL purchaser after being processed by a third party for a fee. Regardless of the contract structure type, the terms of these contracts compensate the Company for the value of the residue gas and NGLs at current market prices for each product. The Company's oil is sold to multiple oil purchasers at specific delivery points at or near the wellhead. All costs incurred to gather, transport and/or process the Company's oil, gas and NGLs after control has transferred to the customer are considered components of the consideration received from the customer and thus recorded in oil, gas and NGL production revenues in the Consolidated Statements of Operations. All costs incurred prior to the transfer of control to the customer are included in gathering, transportation and processing expense in the Consolidated Statements of Operations.

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

Derivative Instruments and Hedging Activities. The Company periodically uses derivative financial instruments to achieve a more predictable cash flow from its oil, natural gas and NGL sales by reducing its exposure to price fluctuations. Derivative instruments are recorded at fair market value and are included in the Consolidated Balance Sheets as assets or liabilities.

Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or liabilities are settled. Deferred tax assets also include tax credits and net operating losses that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates. A valuation allowance is recorded if it is more likely than not that all or some portion of the Company's deferred tax assets will not be realized. The Company regularly assess the realizability of the deferred tax assets considering all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, planning strategies and results of recent operations. The assumptions about future taxable income require significant judgment to determine if a valuation allowance is required. Changes to the Company's development plans, increases in market prices for hydrocarbons, improvements in operating results, or other factors could change the valuation allowance in future periods, resulting in recognition of tax expense or benefit.

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of December 31, 2018 or 2017.

Earnings/Loss Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested shares of common stock and outstanding in-the-money stock options to purchase the Company's common stock. The dilutive net income per common share excludes the anti-dilutive effect of 407,949 stock options and nonvested shares of common stock for the year ended December 31, 2018. The Company was in a net loss position for the years ended December 31, 2017 and 2016, therefore, all potentially dilutive securities were anti-dilutive.

The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Net income (loss)	$121,220	$(138,225)	$(170,378)
Basic weighted-average common shares outstanding in period	188,299	76,859	55,384
Add dilutive effects of stock options and nonvested equity shares of common stock	942	—	—
Diluted weighted-average common shares outstanding in period	189,241	76,859	55,384
Basic net income (loss) per common share	$0.64	$(1.80)	$(3.08)
Diluted net income (loss) per common share	$0.64	$(1.80)	$(3.08)

Industry Segment and Geographic Information. The Company operates in one industry segment, which is the development and production of crude oil, natural gas and NGLs, and all of the Company's operations are conducted in the continental United States. Consequently, the Company currently reports as a single industry segment.

New Accounting Pronouncements. In August 2018, the Securities and Exchange Commission, ("SEC") issued a final rule, Disclosure Update and Simplification, that updates and simplifies SEC disclosure requirements. The primary changes include removing the requirement to disclose outside of the consolidated financial statements historical and pro forma ratios of earnings to fixed charges and historical low and high trading prices of the Company's common stock and adding a requirement to provide within the interim financial statements an analysis of changes in stockholders' equity for the current and comparative quarterly and year-to-date periods. Other changes included requirements related to segment, geographic area and dividend disclosures. The final rule was effective November 5, 2018. The Company adopted the standard for this annual report ending December 31, 2018, and it did not have a material impact on the Company's disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments. The objective of this update is to address eight specific cash flow issues in order to reduce the existing diversity in practice. ASU 2016-15 was effective for the annual periods beginning after December 15, 2017, and interim periods within those annual periods. The standard was adopted on January 1, 2018 and did not have a significant impact on the Company's disclosures and financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, followed by additional accounting standards updates that provided additional practical expedients and policy election options (collectively, Accounting Standards Codification Topic 842, ("ASC 842")). The objective of ASC 842 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASC 842 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company will adopt ASC 842 using the modified retrospective method and elect the option to not apply ASC 842 to comparative periods. The Company has also elected the following practical expedients:

•	not to recognize lease assets or liabilities on the balance sheet when lease terms are less than twelve months,

•	carryforward previous conclusions related to current lease classification under the current lease accounting standard to lease classification for these existing leases under ASC 842,

•	exclude from evaluation under ASC 842 land easements that existed or expired before adoption of ASC 842, and

•	to combine lease and non-lease components for certain asset classes.

The adoption of ASC 842 will result in an increase in right-of-use assets and related liabilities on the Company's Consolidated Balance Sheets. Right of use assets that the Company expects to record on the balance sheet include office space, vehicle, and certain compressor leases, all classified as operating leases. Refer to the "Lease and Other Commitments" table within Note 13 for information regarding approximate undiscounted future lease payments for leases that will result in right-of-use assets. The Consolidated Statements of Operations and Cash Flows will not be affected. The Company has compiled and analyzed its contracts and has identified its full lease population. The Company is still in the process of populating its leasing software and implementing new controls associated with this standard. In addition, the Company is still evaluating the footnote disclosure requirements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The objective of this update is to clarify the principles for recognizing revenue and to develop a common revenue standard. The FASB subsequently issued ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, which provided additional implementation guidance and deferred the effective date of ASU 2014-09. The standard was effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The standard was adopted on January 1, 2018 using the modified retrospective transition method, which was applied to contracts in place at the date of adoption. The adoption required the Company to net some additional gathering, transportation and processing expenses against its oil, gas, and NGL production revenues. However, the cash flow and timing of the Company's revenue was not impacted and therefore no impact on the Company's net income (loss) or net income (loss) per common share. The standard also required additional footnote disclosures. As the adoption did not have a significant impact on the Company's operations, the pro forma disclosures to present 2018 results as if accounted for under the previous standard are immaterial. See the "Revenue Recognition" section above for additional disclosures.

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash paid for interest	$50,063	$61,295	$58,193
Cash paid for income taxes	—	—	—
Supplemental disclosures of non-cash investing and financing activities:
Accrued liabilities - oil and gas properties	98,346	43,980	23,944
Change in asset retirement obligations, net of disposals	10,778	5,376	(4,799)
Fair value of debt exchanged for common stock	—	48,992	74,400
Retirement of treasury stock	(1,535)	(1,253)	(1,114)
Properties exchanged in non-cash transactions	—	13,323	—
Issuance of common stock for Merger	484,000	—	—

4. Mergers, Acquisitions, Exchanges and Divestitures

2018 Merger with Fifth Creek Energy Operating Company, LLC

On March 19, 2018, the Company completed the Merger with Fifth Creek. Assets acquired included approximately 81,000 net acres in Weld County in the DJ Basin, substantially all of which are operated, and 62 producing standard-length lateral wells and 10 producing extended-reach lateral wells. In addition, the Company recorded net proved reserves of 9.3 MMBoe, of which 4.7 MMBoe were proved developed reserves and 4.6 MMBoe were proved undeveloped reserves.

The Merger was effected through the issuance of 100 million shares of the Company's common stock, with a fair value of $484.0 million on the date of closing, and the repayment of $53.9 million of Fifth Creek debt. In connection with the Merger, the Company incurred costs of $8.0 million and $8.7 million of severance, consulting, advisory, legal and other merger-related fees in the Company's Consolidated Statement of Operations for the year ended December 31, 2018 and 2017, respectively.

Purchase Price Allocation

The transaction was accounted for as a business combination, using the acquisition method, with the Company being the acquirer for accounting purposes. The following table represents the allocation of the total purchase price to the identifiable assets acquired and the liabilities assumed based on the estimated fair values at the acquisition date. The following table sets forth the Company's purchase price allocation:

March 19, 2018
(in thousands)
Purchase Price:
Fair value of common stock issued	$484,000
Plus: Repayment of Fifth Creek debt	53,900
Total purchase price	537,900

Plus Liabilities Assumed:
Accounts payable and accrued liabilities	25,782
Current unfavorable contract	2,651
Other current liabilities	13,797
Asset retirement obligations	7,361
Long-term deferred tax liability	137,707
Long-term unfavorable contract	4,449
Other noncurrent liabilities	2,354
Total purchase price plus liabilities assumed	$732,001

Fair Value of Assets Acquired:
Cash	543
Accounts receivable	7,831
Oil and Gas Properties:
Proved oil and gas properties	105,702
Unproved oil and gas properties	609,568
Asset retirement obligations	7,361
Furniture, equipment and other	931
Other noncurrent assets	65
Total asset value	$732,001

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

The results of operations attributable to the merged companies are included in the Consolidated Statements of Operations beginning on March 19, 2018. The Company generated revenues of approximately $59.4 million from the Fifth Creek assets during the year ended December 31, 2018 and expenses of approximately $44.2 million during the year ended December 31, 2018.

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

Additionally, pro forma earnings for the year ended December 31, 2018 and 2017 were adjusted to exclude merger-related costs of $8.0 million and $8.7 million, respectively, incurred by the Company and $4.0 million and $2.2 million, respectively, incurred by Fifth Creek. The pro forma results of operations do not include any cost savings or other synergies that may have occurred as a result of the acquisition or any estimated costs that have been incurred by the Company to integrate the Fifth Creek assets. The pro forma condensed combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the acquisition taken place on January 1, 2017; furthermore, the financial information is not intended to be a projection of future results.

	Year Ended December 31,
	2018	2017
	(in thousands, except per share data)
Revenues	$468,949	$291,991
Net Income (Loss) and Comprehensive Income (Loss)	125,281	(143,530)
Net Income (Loss) per Common Share, Basic	0.60	(0.81)
Net Income (Loss) per Common Share, Diluted	0.60	(0.81)

2017 Acquisitions, Exchanges and Divestitures

On February 28, 2017, the Company acquired acreage in the DJ Basin for $11.6 million, after final closing adjustments. The transaction was considered an asset acquisition and therefore the properties were recorded based on the fair value of the total consideration transferred on the acquisition date and transaction costs were capitalized as a component of the cost of the assets acquired. The acquisition included $9.1 million and $11.2 million of proved and unevaluated properties, respectively, and asset retirement obligations of $8.7 million.

During the year ended December 31, 2017, the Company completed two acreage exchange transactions to consolidate certain acreage positions in the DJ Basin. Pursuant to the transactions, the Company exchanged leasehold interests in certain proved undeveloped acreage. The Company's future cash flows are not expected to significantly change as a result of the exchange transactions, therefore, the non-monetary exchanges were measured based on the carrying values and not on the fair values of the assets exchanged.

On December 29, 2017, the Company completed the sale of its remaining non-core assets in the Uinta Basin. The Company received $101.3 million in cash proceeds, after final closing adjustments in 2018. In addition to the cash proceeds, the Company recognized non-cash proceeds of $4.8 million related to relief from the Company's asset retirement obligation. During the year ended December 31, 2017, the Company recognized proved property impairment of $37.9 million with respect to these properties in the Consolidated Statement of Operations. During the year ended December 31, 2018, the Company recognized an additional loss on sale of $1.0 million with respect to these properties in the Consolidated Statement of Operations. The carrying amounts by major asset class within the disposal group for the Uinta Basin are summarized below (in thousands):

Assets:
Proved oil and gas properties	$409,957
Unproved oil and gas properties, excluded from amortization	397
Furniture, equipment and other	1,593
Accumulated depreciation, depletion, amortization and impairment	(304,939)
Total assets	107,008
Liabilities:
Asset retirement obligations	4,773
Total liabilities	4,773
Net assets	$102,235

2016 Divestitures

On July 14, 2016, the Company sold certain non-core assets in the Uinta Basin. The Company received $27.8 million in cash proceeds, after final closing adjustments. In addition to the cash proceeds, the Company recognized non-cash proceeds of $4.8 million related to relief from the Company's asset retirement obligation. Assets sold included $30.6 million in proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment, and $2.0 million in unproved oil and gas properties. Liabilities sold included $4.8 million of asset retirement obligations. The transaction was accounted for as a cost recovery. Therefore, no gain or loss was recognized.

5. Long-Term Debt

The Company's outstanding debt is summarized below:

		As of December 31, 2018			As of December 31, 2017
	Maturity Date	Principal	Debt Issuance Costs	Carrying Amount	Principal	Debt Issuance Costs	Carrying Amount
		(in thousands)
Amended Credit Facility	September 14, 2023	$—	$—	$—	$—	$—	$—
7.0% Senior Notes (1)	October 15, 2022	350,000	(3,210)	346,790	350,000	(4,033)	345,967
8.75% Senior Notes (2)	June 15, 2025	275,000	(4,403)	270,597	275,000	(5,080)	269,920
Lease Financing Obligation (3)	August 10, 2020	1,859	—	1,859	2,328	(2)	2,326
Total Debt		$626,859	$(7,613)	$619,246	$627,328	$(9,115)	$618,213
Less: Current Portion of Long-Term Debt (4)		1,859	—	1,859	469	—	469
Total Long-Term Debt		$625,000	$(7,613)	$617,387	$626,859	$(9,115)	$617,744

(1)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $329.7 million and $356.1 million as of December 31, 2018 and 2017, respectively, based on reported market trades of these instruments.

(2)
The aggregate estimated fair value of the 8.75% Senior Notes was approximately $264.7 million and $305.3 million as of December 31, 2018 and 2017, respectively, based on reported market trades of these instruments.

(3)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $1.8 million and $2.1 million as of December 31, 2018 and 2017, respectively. As there is no active, public market for the Lease Financing Obligation, the aggregate estimated fair value was based on market-based parameters of comparable term secured financing instruments.

(4)
The current portion of long-term debt includes the current portion of the Lease Financing Obligation. The Company has elected to exercise the early buyout option pursuant to which the Company will purchase the equipment for $1.8 million on February 10, 2019.

Amended Credit Facility

On September 14, 2018, the Company entered into a fourth amended and restated credit facility (the "Amended Credit Facility"), which extends the maturity date to September 14, 2023, and provides for a maximum credit amount of $1.5 billion, an initial elected commitment amount of $500.0 million and an initial borrowing base of $500.0 million. Due to the amendment, the Company recognized a loss on extinguishment of debt of $0.3 million on the Consolidated Statements of Operations for the year ended December 31, 2018. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the available borrowing capacity of the Amended Credit Facility as of December 31, 2018 to $474.0 million. There were no borrowings under the Amended Credit Facility (or, as applicable, the facility then in place) in 2018 or 2017.

Interest rates are either adjusted LIBOR plus applicable margins of 1.5% to 2.5% or an alternate base rate plus applicable margins of 0.5% to 1.5%, and the unused commitment fee is between 0.375% to 0.5%. The applicable margin and the unused commitment fee rate are determined based on borrowing base utilization.

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

8.75% Senior Notes due 2025

The Company's $275.0 million in aggregate principal amount 8.75% Senior Notes mature on June 15, 2025 at par, unless earlier redeemed or purchased by the Company. Interest is payable in arrears semi-annually on June 15 and December 15 of each year. The 8.75% Senior Notes are senior unsecured obligations and rank equal in right of payment with all of the Company's other existing and future senior unsecured indebtedness, including the 7.0% Senior Notes.

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

The issuer of the 7.0% Senior Notes and the 8.75% Senior Notes is HighPoint Operating Corporation (f/k/a Bill Barrett). Pursuant to supplemental indentures entered into in connection with the Merger, HighPoint Resources Corporation became a guarantor of the 7.0% Senior Notes and the 8.75% Senior Notes in March 2018. All covenants in the indentures governing the notes limit certain activities of HighPoint Operating Corporation, including limitations on the ability to pay dividends, incur additional indebtedness, make restricted payments, credit liens, sell assets or make loans to HighPoint Resources Corporation, but in most cases the covenants in the indentures are not applicable to HighPoint Resources Corporation. HighPoint Operating Corporation is currently in compliance with all covenants since issuance.

Nothing in the indentures governing the 7.0% Senior Notes or the 8.75% Senior Notes prohibits the Company from repurchasing any of the notes from time to time at any price in open market purchases, negotiated transactions or by tender offer or otherwise without any notice to or consent of the holders.

Lease Financing Obligation Due 2020

The Company has a lease financing obligation with a balance of $1.9 million as of December 31, 2018 resulting from the Company's sale and subsequent lease back of certain compressors and related facilities owned by the Company (the "Lease Financing Obligation"). On February 10, 2019, the Company elected to purchase the equipment under the early buyout option for $1.8 million. The lease payments related to the equipment were recognized as principal and interest expense based on a weighted average implicit interest rate of 3.3%.

2017 Debt Transactions

Due to the redemption of the Company's 5.0% Convertible Notes and 7.625% Senior Notes on May 30, 2017 with the proceeds from its 8.75% Senior Notes issued on April 28, 2017, the Company recognized a $7.9 million loss on extinguishment of debt on the Consolidated Statement of Operations for the year ended December 31, 2017.

2016 Debt Transactions

On June 3, 2016, the Company completed a debt exchange with a holder of the 7.625% Senior Notes (the "2016 Debt Exchange"). The holder exchanged $84.7 million principal amount of the 7.625% Senior Notes for 10,000,000 newly issued shares of the Company's common stock. Based on the fair value of the shares issued, the Company recognized an $8.7 million gain on extinguishment of debt on the Consolidated Statement of Operations for the year ended December 31, 2016. Following the 2016 Debt Exchange, the remaining aggregate principal amount was $315.3 million, which, as indicated above, was then redeemed on May 30, 2017.

6. Asset Retirement Obligations

A reconciliation of the Company's asset retirement obligations for the year ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Beginning of period	$17,586	$11,238	$15,176
Liabilities incurred (1)(2)	10,649	10,683	83
Liabilities settled	(1,630)	(1,063)	(16)
Disposition of properties	(351)	(5,138)	(4,840)
Accretion expense	1,291	972	861
Revisions to estimate	2,110	894	(26)
End of period	$29,655	$17,586	$11,238
Less: Current asset retirement obligations	2,325	1,489	535
Long-term asset retirement obligations	$27,330	$16,097	$10,703

(1)	The year ended December 31, 2018 includes $7.4 million associated with properties acquired in the Merger. See Note 4 for additional information regarding the Merger.

(2)	The year ended December 31, 2017 includes $8.7 million associated with properties acquired in the DJ Basin. See Note 4 for additional information regarding this acquisition.

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

Deferred compensation plan – The Company maintains a non-qualified deferred compensation plan which allows certain management employees to defer receipt of a portion of their compensation. The Company maintains assets for the deferred compensation plan in a rabbi trust. The assets of the rabbi trust are invested in publicly traded mutual funds and are recorded in other current and other long-term assets in the Consolidated Balance Sheets. The deferred compensation plan financial assets are reported at fair value based on active market quotes, which represent Level 1 inputs.

Commodity derivatives – The fair value of crude oil, natural gas and NGL swaps and costless collars are valued based on an income approach using various assumptions, such as quoted forward prices for commodities and time value factors. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are, therefore, designated as Level 2 inputs. The Company utilizes its counterparties' valuations to assess the reasonableness of its own valuations. At times, the Company utilizes an independent third party to perform the valuations.

The commodity derivatives have been adjusted for non-performance risk. For applicable financial assets carried at fair value, the credit standing of the counterparties is analyzed and factored into the fair value measurement of those assets. In addition, the fair value measurement of a liability has been adjusted to reflect the nonperformance risk of the Company.

The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were measured at fair value on a recurring basis in the Consolidated Balance Sheets.

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of December 31, 2018
Financial Assets
Cash equivalents	$12,188	$—	$—	$12,188
Deferred compensation plan	1,392	—	—	1,392
Commodity derivatives	—	109,494	—	109,494
Financial Liabilities
Commodity derivatives	—	1,039	—	1,039
As of December 31, 2017
Financial Assets
Cash equivalents	271,027	—	—	271,027
Deferred compensation plan	1,749	—	—	1,749
Commodity derivatives	—	656	—	656
Financial Liabilities
Commodity derivatives	—	25,714	—	25,714

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

Information about the impaired assets is as follows:

	Level 1	Level 2	Level 3	Net Book Value (1)	Impairment Loss (2)
	(in thousands)
As of December 31, 2018
Oil and gas properties	$—	$—	$—	$—	$—
As of December 31, 2017
Uinta Basin oil and gas properties (3)	—	—	106,587	144,532	37,945
DJ Basin unproved properties	—	—	18,832	20,887	2,055
Piceance Basin unproved properties	—	—	—	9,098	9,098

(1)	Amount represents net book value at the date of assessment.

(2)	See Note 2 for additional information regarding oil and gas property impairments.

(3)	The Uinta Basin properties were sold in December 2017. See Note 4 for additional information regarding the sale of the Uinta Basin properties.

Purchase price allocation – The Merger was accounted for as a business combination, using the acquisition method. The allocation of the total purchase price to the identifiable assets acquired and the liabilities assumed was based on the fair values at the acquisition date. See Note 4 for additional information regarding the fair value of the Merger.

Additional Fair Value Disclosures

Long-term Debt – Long-term debt is not presented at fair value on the Consolidated Balance Sheets, as it is recorded at carrying value, net of unamortized debt issuance costs. The fair values of the Company's fixed rate 7.0% Senior Notes and 8.75% Senior Notes totaled $594.4 million and $661.4 million as of December 31, 2018 and 2017, respectively. The fair values of the Company's fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.

There is no active, public market for the Amended Credit Facility or Lease Financing Obligation. The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure based on the LIBOR spread, secured interest, and the Company's borrowing base utilization. The Amended Credit Facility had a balance of zero as of both December 31, 2018 and 2017. The Lease Financing Obligation fair values of $1.8 million and $2.1 million as of December 31, 2018 and 2017, respectively, are measured based on market-based parameters of comparable term secured financing instruments. The fair value measurements for the Amended Credit Facility and Lease Financing Obligation represent Level 2 inputs.

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

All derivative instruments, other than those that meet the normal purchase and normal sale exception, as mentioned above, are recorded at fair value and included on the Consolidated Balance Sheets as assets or liabilities. The following table summarizes the location, as well as the gross and net fair value amounts, of all derivative instruments presented on the Consolidated Balance Sheets as of the dates indicated.

	As of December 31, 2018
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
		(in thousands)
Derivative assets current	$82,205	$(1,039)	(1)	$81,166
Derivative assets non-current	27,289	—		27,289
Total derivative assets	$109,494	$(1,039)		$108,455

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
		(in thousands)
Derivative liabilities	$(1,039)	$1,039	(1)	$—
Derivatives and other noncurrent liabilities	—	—		—
Total derivative liabilities	$(1,039)	$1,039		$—

	As of December 31, 2017
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
		(in thousands)
Derivative assets current	$594	$(594)	(1)	$—
Derivative assets non-current	62	(62)	(1)	—
Total derivative assets	$656	$(656)		$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
		(in thousands)
Derivative liabilities	$(21,534)	$594	(1)	$(20,940)
Derivatives and other noncurrent liabilities	(4,180)	62	(1)	(4,118)
Total derivative liabilities	$(25,714)	$656		$(25,058)

(1)	Asset and liability balances with the same counterparty are presented as a net asset or liability on the Consolidated Balance Sheets.

As of December 31, 2018, the Company had swap contracts in place to hedge the following volumes for the periods indicated:

	For the Year 2019		For the Year 2020
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	6,704,184	$58.85	2,469,000	$60.79
Natural Gas (MMbtu)	3,050,000	2.46	—	—

As of December 31, 2018 , the Company had cashless collars (purchased put options and written call options) in place to hedge the following volumes for the periods indicated:

	For the Year 2019
	Derivative Volumes	Weighted Average Floor Price	Weighted Average Ceiling Price
Oil (Bbls)	552,000	$55.00	$77.56
Natural Gas (MMbtu)	225,000	3.25	4.45

The Company's derivative financial instruments are generally executed with major financial or commodities trading institutions. The instruments expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had derivatives in place with eight different counterparties as of December 31, 2018. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk in the event of non-performance by the counterparties are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.

It is the Company's policy to enter into derivative contracts with counterparties that are lenders in the Amended Credit Facility, affiliates of lenders in the Amended Credit Facility or potential lenders in the Amended Credit Facility. The Company's derivative contracts are documented using an industry standard contract known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. ("ISDA") Master Agreement or other contracts. Typical terms for these contracts include credit support requirements, cross default provisions, termination events and set-off provisions. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Amended Credit Facility. The Company has set-off provisions in its derivative contracts with lenders under its Amended Credit Facility which, in the event of a counterparty default, allow the Company to set-off amounts owed to the defaulting counterparty under the Amended Credit Facility or other obligations against monies owed the Company under derivative contracts. Where the counterparty is not a lender under the Company's Amended Credit Facility, the Company may not be able to set-off amounts owed by the Company under the Amended Credit Facility, even if such counterparty is an affiliate of a lender under such facility. The Company does not have any derivative balances that are offset by cash collateral.

9. Income Taxes

The (expense) benefit for income taxes consisted of the following for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current:
Federal	$—	$1,402	$—
State	—	—	—
Deferred:
Federal	(1,777)	—	—
State	(50)	—	—
Total	$(1,827)	$1,402	$—

Income tax (expense) benefit differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax income for the year ended December 31, 2018 and 35% to pretax income for the years ended December 31, 2017 and 2016 from continuing operations as a result of the following:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Income tax (expense) benefit at the federal statutory rate	$(25,840)	$48,869	$59,632
State income taxes, net of federal tax effect	(5,144)	4,030	4,971
Change in federal tax rate	—	(64,949)	—
Refundable AMT credits	—	1,402	—
Nondeductible equity-based compensation	(3,101)	(13,655)	(64)
Nondeductible costs in connection with Merger	(2,545)	—	—
Other permanent items	(418)	(37)	(62)
Change in valuation allowance	36,321	(35,684)	(64,477)
Change in valuation allowance due to TCJA	—	64,949	—
Change in valuation allowance - Section 382	64,994	—	—
Change in apportioned state tax rates	(723)	(1,086)	—
Eliminate UT jurisdiction NOL's and credits	—	(2,647)	—
Change in ownership - Section 382	(64,994)	—	—
Other, net	(377)	210	—
Income tax (expense) benefit	$(1,827)	$1,402	$—

On the date of the Merger, the Fifth Creek assets were acquired in a nontaxable transaction pursuant to Section 351 of the Internal Revenue Code. Accordingly, a deferred tax liability of $137.7 million was recorded to reflect the difference between the fair value recorded and the income tax basis of the assets acquired and liabilities assumed.

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities as of December 31, 2018 and 2017 are presented below:

	As of December 31,
	2018	2017
	(in thousands)
Long-term:
Deferred tax assets:
Net operating loss carryforward	$112,898	$170,536
Stock-based compensation	1,962	3,826
Deferred rent	628	163
Deferred compensation	—	1,824
State tax credit carryforwards	—	6,499
Financing obligation	1,174	705
Accrued expenses	250	248
Derivative instruments	—	6,158
Other assets	2,409	228
Capital loss carryforward	1,028	—
Less: Valuation allowance	(13,215)	(114,530)
Total long-term deferred tax assets	107,134	75,657
Deferred tax liabilities:
Oil and gas properties	(219,390)	(75,409)
Long-term derivative instruments	(26,700)	—
Prepaid expenses	(374)	(248)
Deferred compensation	(204)	—
Total long-term deferred tax assets (liabilities)	(246,668)	(75,657)
Net long-term deferred tax assets (liabilities)	$(139,534)	$—

In connection with the Merger, the Company had a greater than 50% ownership change pursuant to Section 382 of the Internal Revenue Code. As a result of the ownership change, the Company's ability to use pre-change net operating losses ("NOLs") and credits against post-change taxable income is limited to an annual amount plus any built-in gains recognized within five years of the ownership change. The Company's annual limitation amount is approximately $11.7 million and the net unrealized built-in gain is projected to be $176.9 million. The Company has reduced its federal and state NOLs by $276.1 million and $14.0 million, respectively, and eliminated its state tax credits by $8.2 million to reflect the expected impact of the Section 382 limitation. Deferred tax assets and the corresponding valuation allowance have been reduced by $65.0 million for the expected tax effect of the Section 382 limitation. As of December 31, 2018, the Company projected approximately $457.8 million and $458.2 million of federal and state NOLs, respectively. The federal NOLs begin to expire in 2025 and the state NOLs begin to expire in 2029.

On December 22, 2017, Congress signed into law the Tax Cut and Jobs Act of 2017 ("TCJA"). The TCJA included significant changes to the U.S. corporate tax systems including a rate reduction from 35% to 21% beginning in January of 2018. Accordingly, the 21% federal tax rate was utilized in computing the Company's annualized effective tax rate. Other provisions of TCJA included the elimination of the corporate alternative minimum tax ("AMT"), the acceleration of depreciation for US tax purposes, limitations on deductibility of interest expense, expanded Section 162(m) limitations on the deductibility of officer's compensation, the elimination of net operating loss carrybacks and indefinite carryforwards on losses generated after 2017, subject to restrictions on their utilization.

In assessing the ability to realize the benefit of the deferred tax assets, management must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. In regard to the Company's deferred tax assets, the Company considered all available evidence in assessing the need for a valuation allowance. In the fourth quarter of 2018, the Company implemented a development plan for its oil and gas properties and reclassified a significant portion of unproved assets to proved, therefore indicating that sufficient taxable income would be generated to reverse most of the valuation allowance.

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits. The Company did not have any additions, reductions or settlements of unrecognized tax benefits. In 2018, the Company generated no uncertain tax positions.

The Company's policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company's income tax provision. As of December 31, 2018, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the current year.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is subject to U.S. federal tax examination for years 2015 through 2018 and is subject to state tax examination for years 2014 through 2018.

10. Stockholders' Equity

Common and Preferred Stock. The Company's authorized capital structure consists of 75,000,000 shares of preferred stock, par value $0.001 per share, and 400,000,000 shares of common stock, par value $0.001 per share. In March 2018, the Company adopted an amended and restated Certificate of Incorporation which increased the number of authorized shares of common stock from 300,000,000 to 400,000,000. There are no issued and outstanding shares of preferred stock.

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

In December 2017, the Company completed a public offering of its common stock, selling 23,205,529 shares at a price of $5.00 per share, par value $0.001 per share. The sale included the partial exercise of 2,205,529 shares of common stock by the underwriters from their option to purchase 3,150,000 shares of common stock. Net proceeds from the sale, after deducting fees and estimated expenses, were approximately $110.8 million.

In December 2017, the Company issued 10,863,000 shares of common stock pursuant to the 2017 Debt Exchange with a holder of the Company's 7.0% Senior Notes. The holder exchanged $50.0 million principal amount of the 7.0% Senior Notes for 10,863,000 newly issued shares of the Company's common stock.

In December 2016, the Company completed a public offering of its common stock, selling 15,525,000 shares at a price of $7.40 per share, par value $0.001 per share. The sale included the full exercise by the underwriters of their option to purchase 2,025,000 shares of common stock. Net proceeds from the sale of common stock, after deducting fees and expenses, were $109.7 million.

In June 2016, the Company issued 10,000,000 shares of common stock pursuant to the 2016 Debt Exchange with a holder of the Company's 7.625% Senior Notes. The holder exchanged $84.7 million principal amount of the 7.625% Senior Notes for 10,000,000 newly issued shares of the Company's common stock.

Treasury Stock. The Company may occasionally acquire treasury stock, which is recorded at cost, in connection with the vesting and exercise of stock-based awards or for other reasons. As of December 31, 2018, all treasury stock held by the Company was retired.

The following table reflects the activity in the Company's common and treasury stock for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Common Stock Outstanding:
Shares at beginning of period	110,363,539	75,721,360	49,864,512
Shares issued for directors' fees	187,566	68,486	97,299
Shares issued for nonvested shares of common stock	2,332,114	801,579	686,500
Shares issued for debt exchange	—	10,863,000	10,000,000
Shares issued for equity offering	—	23,205,529	15,525,000
Shares issued for merger, common stock	100,000,000	—	—
Shares retired or forfeited	(406,118)	(296,415)	(451,951)
Shares at end of period	212,477,101	110,363,539	75,721,360
Treasury Stock:
Shares at beginning of period	—	—	—
Treasury stock acquired	285,807	243,389	227,561
Treasury stock retired	(285,807)	(243,389)	(227,561)
Shares at end of period	—	—	—

11. Equity Incentive Compensation Plans and Other Long-term Incentive Programs

The Company maintains various stock-based compensation plans and other employee benefit plans as discussed below. Stock-based compensation is measured at the grant date based on the value of the awards, and the fair value is recognized on a straight-line basis over the requisite service period (usually the vesting period). Nonvested shares of common stock generally vest ratably over a three year service period, and nonvested shares of common stock units vest over a one year service period. Cash-based compensation is measured at fair value at each reporting date and is recognized on a straight-line basis over the requisite service period (usually the vesting period). Cash-based awards generally have a cliff vest of three years.

The following table presents the long-term equity and cash incentive compensation related to awards for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Common stock options (1)	$—	$—	$69
Nonvested common stock (1)	6,036	5,852	6,696
Nonvested common stock units (1)	1,138	690	883
Nonvested performance-based shares (1)	—	558	1,808
Nonvested performance cash units (2)(3)	52	1,189	2,485
Total	$7,226	$8,289	$11,941

(1)
Unrecognized compensation cost as of December 31, 2018 was $8.1 million related to grants of nonvested shares of common stock that are expected to be recognized over a weighted-average period of 1.8 years.

(2)
The nonvested performance-based cash units are accounted for as liability awards with $1.4 million in accounts payable and accrued liabilities as of December 31, 2017, and $0.3 million, $3.0 million and $2.9 million in derivatives and other noncurrent liabilities as of December 31, 2018, 2017 and 2016, respectively, in the Consolidated Balance Sheets.

(3)	Liability awards are fair valued at each reporting date. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

Stock Options and Nonvested Equity and Cash Awards. In May 2012, the Company's stockholders approved and adopted its 2012 Equity Incentive Plan (the "2012 Incentive Plan"). The purpose of the 2012 Incentive Plan is to enhance the Company's ability to attract and retain officers, employees and directors and to provide such persons with an interest in the

Company aligned with the interests of stockholders. The 2012 Incentive Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options) and other awards, including performance units, performance shares, share awards, share units, restricted stock, cash incentive, and stock appreciation rights or SARs. In February 2018, the Company's stockholders approved an amendment to the 2012 Incentive Plan (the "Amendment").

Pursuant to the Amendment under the 2012 Incentive Plan, the Company is authorized to issue 6,500,000 shares, less any shares issued under the 2012 Incentive Plan on or after the Amendment adoption date, and plus any shares that again become available for grant. Shares underlying grants that expire without being exercised or are forfeited are available for grant under the 2012 Incentive Plan; however, shares withheld by the Company to satisfy any tax withholding obligation will not be available for future issuance. As of December 31, 2018, 4,565,902 shares remain available for grant under the 2012 Incentive Plan.

Currently, the Company's practice is to issue new shares upon stock option exercise. The Company does not expect to repurchase any shares in the open market or issue treasury shares to settle any such exercises. For the years ended December 31, 2018, 2017 and 2016, the Company did not pay cash to repurchase any stock option exercises.

A summary of share-based option activity under all the Company's plans as of December 31, 2018, and changes during the year then ended, is presented below:

Option Awards	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	199,123	$31.42
Granted (1)	—	—
Exercised	—	—
Forfeited or expired	(72,280)	38.75
Outstanding at December 31, 2018 (2)	126,843	27.25	0.12	$—

(1)	The Company has not granted any share-based option awards since 2012.

(2)	At December 31, 2017, all share-based options granted have vested and are exercisable.

There have been no stock options exercised for the years ended December 31, 2018, 2017 and 2016.

The Company grants service-based shares of common stock to employees, which generally vest ratably over a three year service period. These awards are measured at fair value based on the closing price of the Company's common stock on the date of grant. A summary of the Company's nonvested common stock awards for the years ended December 31, 2018, 2017 and 2016 is presented below:

	Year Ended December 31,
	2018		2017		2016
Nonvested Common Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	1,394,868	$7.00	1,169,099	$9.33	1,002,947	$15.53
Granted	1,185,809	5.47	791,129	5.99	686,500	5.11
Modified (1)	1,146,305	4.84	—	—	—	—
Vested (2)	(694,505)	8.24	(513,376)	10.74	(451,329)	15.90
Forfeited or expired	(120,311)	5.93	(51,984)	7.91	(69,019)	14.14
Outstanding at December 31,	2,912,166	5.27	1,394,868	7.00	1,169,099	9.33

(1)
Due to the closing of the Merger, the 2016 and 2017 Performance Cash Programs were converted from nonvested performance-based cash units to nonvested common stock awards, resulting in an increase of nonvested common stock awards for the year ended December 31, 2018.

(2)	The fair value of common stock awards vested was $3.7 million, $2.9 million and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company grants service-based shares of common stock units to non-employee or outside directors, which generally vest over a one year service period. These awards are measured at fair value based on the closing price of the Company's common stock on the date of grant. The common stock units are the directors' annual compensation and are settled in common stock on a one-to-one basis. The outside directors may also elect to receive all or a portion of their quarterly cash compensation in the form of common stock units. Common stock units have only been granted to directors. A summary of the Company's nonvested common stock units for the years ended December 31, 2018, 2017 and 2016 is presented in the table below:

	Year Ended December 31,
	2018		2017		2016
Nonvested Common Stock Unit Awards	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1,	272,559	$6.37	147,167	$10.09	145,492	$11.07
Granted	226,244	5.83	193,878	3.56	98,974	7.02
Vested (1)	(187,566)	4.24	(68,486)	6.42	(97,299)	8.43
Forfeited or expired	—	—	—	—	—	—
Outstanding at December 31,	311,237	7.26	272,559	6.37	147,167	10.09

(1)	The fair value of common stock unit awards vested was $1.1 million, $0.2 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

For the years ended December 31, 2018, 2017 and 2016, the Company granted performance-based cash units that will settle in cash. These awards are accounted for as liability awards and are measured at fair value at each reporting date. A summary of the Company's nonvested performance-based cash units for the years ended December 31, 2018, 2017 and 2016 is presented below:

	Year Ended December 31,
	2018		2017		2016
Nonvested Performance-Based Cash Unit Awards	Units	Weighted Average Fair Value	Units	Weighted Average Fair Value	Units	Weighted Average Fair Value
Outstanding at January 1,	1,548,083		942,326		391,278
Granted	935,293		669,043		646,572
Performance goal adjustment (1)	11,289		—		—
Modified (2)	(1,211,478)		—		—
Vested (3)	(286,652)		—		—
Forfeited or expired	(86,950)		(63,286)		(95,524)
Outstanding at December 31,	909,585	$1.23	1,548,083	$5.10	942,326	$8.89

(1)
The 2015 Program vested at 104.1% in excess of target level and resulted in additional units vested in March 2018. These units are included in the vested line item for the year ended December 31, 2018.

(2)
Due to the closing of the Merger, the 2016 and 2017 Performance Cash Programs were converted from nonvested performance-based cash units to nonvested common stock awards, resulting in a decrease in nonvested performance-based cash units for the year ended December 31, 2018. The 2016 Program converted based on its performance through March 19, 2018, which resulted in 89% of the units converting to nonvested common stock awards or a reduction of 65,173 units converting to nonvested common stock awards.

(3)	The fair value of performance-based cash unit awards vested was $1.5 million for the year ended December 31, 2018. No awards vested in 2017 or 2016.

For the year ended December 31, 2014 and prior, the Company granted performance-based shares that settled in common stock. These awards are accounted for as equity awards. The market-based goals or total shareholder return ("TSR") goals associated with these awards are valued at each reporting date using a Monte Carlo simulation. The non-market-based goals are measured at fair value based on the closing price of the Company's common stock on the date of grant. A summary of the Company's vested performance-based shares of common stock for the years ended December 31, 2018, 2017 and 2016 is presented below:

	Year Ended December 31,
	2018		2017		2016
Nonvested Performance-Based Common Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	—	$—	156,615	$19.54	468,561	$18.46
Granted (1)	—	—	—	—	—	—
Performance goal adjustment (2)	—	—	10,450	24.45	—	—
Vested (3)(4)	—	—	(166,023)	24.45	(156,575)	19.81
Forfeited or expired	—	—	(1,042)	24.62	(155,371)	20.44
Outstanding at December 31,	—	—	—	—	156,615	19.54

(1)	The Company has not granted any performance-based common stock awards since 2014.

(2)
The 2014 Program vested at 106.7% in excess of target level and resulted in additional shares vested in May 2017. These shares are included in the vested line item for the year ended December 31, 2017.

(3)
The Compensation Committee approved a special retention award on July 18, 2013. A debt performance gate was required to be met as of December 31, 2013 in which the shares would vest on July 18, 2014, 2015 and 2016. The vested shares of 15,495 are included in the vested line item for the year ended December 31, 2016.

(4)	The fair value of performance-based common stock awards vested was $0.6 million and $1.2 million for the years ended December 31, 2017 and 2016, respectively. No awards vested in 2018.

Performance Cash and Share Programs

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

2017 Program. In February 2017, the Compensation Committee approved a performance cash program (the "2017 Program") granting performance cash units that will settle in cash and are accounted for as liability awards. In March 2018, upon the Merger closing, each award under the 2017 Program was converted to a nonvested common stock award at 100% of the original award. At the time of the modification, 619,006 units were converted to 619,006 nonvested shares of the Company's common stock affecting 34 employees. These awards no longer have a performance criterion, but continue to have a service-based criterion through the cliff vest in February 2020. The conversion of the performance-based liability award to a service-based equity award was accounted for as a modification in accordance with ASC 718, Compensation - Stock Compensation. The total incremental compensation cost resulting from the modification was an increase of $0.5 million. The Company recorded an increase to additional paid-in capital ("APIC") and a decrease to derivative and other noncurrent liabilities of $0.9 million as of December 31, 2018 in the Consolidated Statement of Stockholders' Equity and the Consolidated Balance Sheets, respectively.

2016 Program. In March 2016, the Compensation Committee approved a performance cash program (the "2016 Program") granting performance cash units that would settle in cash and were accounted for as liability awards. In March 2018, upon the

Merger closing, each award under the 2016 Program was converted to a nonvested common stock award at 89% of the original award based on the Company's performance through March 19, 2018. At the time of the modification, 592,472 units were converted to 527,299 nonvested shares of the Company's common stock affecting 23 employees. These awards no longer have a performance criterion, but continue to have a service-based criterion through the cliff vest in February 2019. The conversion of the performance-based liability award to a service-based equity award was accounted for as a modification in accordance with ASC 718, Compensation - Stock Compensation. The total incremental compensation cost resulting from the modification was zero. The Company recorded an increase to APIC and a decrease to derivative and other noncurrent liabilities of $1.8 million as of December 31, 2018 in the Consolidated Statement of Stockholders' Equity and the Consolidated Balance Sheets, respectively.

2015 Program. In February 2015, the Compensation Committee approved a performance cash program (the "2015 Program") granting performance cash units that will settle in cash and are accounted for as liability awards. The performance-based awards vested in May 2018, based on the level at which the performance goals were achieved. The performance goals, which were measured over the three year period ending December 31, 2017, consisted of the TSR compared to Relative TSR (weighted at 60%) and the percentage change in discretionary cash flow per debt adjusted share relative to a defined peer group's percentage calculation ("DCF per Debt Adjusted Share") (weighted at 40%). The Relative TSR and DCF per Debt Adjusted Share goals were to vest at 25% or 50%, respectively, of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. If the actual results for a metric are between the threshold and target levels or between the target and stretch levels, the vested number of units will be prorated based on the actual results compared to the threshold, target and stretch goals. If the threshold metrics are not met, no units will vest. In any event, the total number of units that could vest will not exceed 200% of the original number of performance cash units granted. At the end of the three year vesting period, any units that have not vested will be forfeited. A total of 422,345 units were granted under this program during the year ended December 31, 2015. All compensation expense related to the TSR metric was recognized if the requisite service period is fulfilled, even if the market condition was not achieved. All compensation expense related to the DCF per Debt Adjusted Share metric was based on the number of shares expected to vest at the end of the three year period. The Company modified the vesting date of these awards from May 2018 to March 2018. Based upon the Company's performance through 2017, 104.1% or 286,652 units of the 2015 Program vested in March 2018.

2014 Program. In February 2014, the Compensation Committee approved a performance share program (the "2014 Program") pursuant to the 2012 Equity Incentive Plan. The awards in this program settled in shares of common stock. The performance-based awards vested in May 2017, based on the level at which the performance goals were achieved. The performance goals, which were measured over the three year period ending December 31, 2016, consisted of the TSR compared to Relative TSR (weighted at 60%) and the percentage change in DCF per Debt Adjusted Share (weighted at 40%). The Relative TSR and DCF per Debt Adjusted Share goals were to vest at 25% of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. If the actual results for a metric were between the threshold and target levels or between the target and stretch levels, the vested number of shares would be prorated based on the actual results compared to the threshold, target and stretch goals. If the threshold metrics were not met, no shares would vest. In any event, the total number of shares of common stock that could vest would not exceed 200% of the original number of performance shares granted. At the end of the three year vesting period, any shares that did not vest were forfeited. A total of 315,661 shares were granted under this program during the year ended December 31, 2014. All compensation expense related to the TSR metric was recognized if the requisite service period was fulfilled, even if the market condition was not achieved. All compensation expense related to the DCF per Debt Adjusted Share metric was based on the number of shares expected to vest at the end of the three year period. Based upon the Company's performance through 2016, 106.7% or 166,023 shares of the 2014 Program vested in May 2017.

2013 Program. In February 2013, the Compensation Committee approved a new performance share program (the "2013 Program") pursuant to the 2012 Equity Incentive Plan. The performance-based awards vested in May 2016, based on the level at which the performance goals were achieved. The performance goals were measured over the three year period ending December 31, 2015, and consisted of the Relative TSR (weighted at 33 1/3%), the percentage change in DCF per Debt Adjusted Share (weighted at 33 1/3%) and percentage change in proved oil, natural gas and NGL reserves per debt adjusted share ("Reserves per Debt Adjusted Share") (weighted at 33 1/3%). The Relative TSR and DCF per Debt Adjusted Share goals were to vest at 25% of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. The Reserves per Debt Adjusted Share goal were to vest at 50% of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. If the threshold metrics were not met, no shares would vest. The total number of vested shares of common stock would not exceed 200% of the original number of performance shares granted. At the end of the three year vesting period, any shares that were not vested would be forfeited. All compensation expense related to the Relative TSR metric was recognized to the extent the requisite service period was fulfilled, even if the market condition was not achieved. All compensation expense related to the DCF per Debt Adjusted Share metric and the Reserves per Debt Adjusted Share metric was based upon the number of shares expected to vest at the end of the three year period. A total of 450,544 shares were granted under this program during the year ended December 31, 2013. Based upon the Company's performance through 2015, 59.6% or 141,080 shares of the 2013 Program vested in May 2016.

Other Employee Benefits-401(k) Savings Plan. The Company has an employee-directed 401(k) savings plan (the "401(k) Plan") for all eligible employees over the age of 21. Under the 401(k) Plan, employees may make voluntary contributions based on a percentage of their pretax income, subject to statutory limitations.

The Company matches 100% of each employee's contribution, up to 6% of the employee's pretax income in cash. The Company's cash contributions are fully vested upon the date of match. The Company made matching cash contributions of $1.2 million, $1.0 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Deferred Compensation Plan. In 2010, the Company adopted a non-qualified deferred compensation plan for certain employees and officers whose eligibility to participate in the plan was determined by the Compensation Committee. The Company makes matching cash contributions on behalf of eligible employees up to 6% of the employee's cash compensation once the contribution limits are reached in the Company's 401(k) Plan. All amounts deferred and matched under the plan vest immediately. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability, change in control or termination of employment.

The table below summarizes the activity in the plan as of December 31, 2018 and 2017, and the Company's ending deferred compensation liability as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
	(in thousands)
Beginning deferred compensation liability balance	$1,749	$1,447
Employee contributions	370	244
Company matching contributions	198	116
Distributions	(806)	(274)
Participant earnings (losses)	(119)	216
Ending deferred compensation liability balance	$1,392	$1,749

Amount to be paid within one year	$94	$169
Remaining balance to be paid beyond one year	$1,298	$1,580

The Company has established a rabbi trust to offset the deferred compensation liability and protect the interests of the plan participants. The investments in the rabbi trust seek to offset the change in the value of the related liability. As a result, there is no expected impact on earnings or earnings per share from the changes in market value of the investment assets because the changes in market value of the trust assets are offset by changes in the value of the deferred compensation plan liability. The gains and losses from changes in fair value of the investments are included in interest and other income in the Consolidated Statements of Operations.

The following table represents the Company's activity in the investment assets held in the rabbi trust as of December 31, 2018 and 2017:

	As of December 31,
	2018	2017
	(in thousands)
Beginning investment balance	$1,749	$1,447
Investment purchases	568	360
Distributions	(806)	(274)
Earnings (losses)	(119)	216
Ending investment balance	$1,392	$1,749

12. Significant Customers and Other Concentrations

Significant Customers. During 2018, four customers individually accounted for over 10% of the Company's oil, gas and NGL production revenues. During 2017, three customers individually accounted for over 10% of the Company's oil, gas and NGL production revenues. During 2016, three customers individually accounted for over 10% of the Company's oil, gas and NGL production revenues. Collectability is dependent upon the financial stability of each individual company and is influenced by the general economic conditions of the industry. The Company normally sells production to a relatively small number of customers, as is customary in the development and production business. The Company sells natural gas and related NGLs to two primary gas gathering and processing companies. Based on where the Company operates and the availability of other purchasers and markets, the Company believes that its production could be sold in the market in the event that it is not sold to its existing customers. However, in some circumstances, a change in customers may entail significant costs during the transition to a new customer.

Concentrations of Market Risk. The future results of the Company's oil and gas operations will be affected by the market prices of oil, natural gas and NGLs. A readily available market for oil, natural gas and NGLs in the future will depend on numerous factors beyond the control of the Company, including weather, imports, marketing of competitive fuels, proximity and capacity of oil and gas pipelines and other transportation facilities, any oversupply or undersupply of oil, gas and NGLs, the regulatory environment, the economic environment and other regional, national and international economic and political events, none of which can be predicted with certainty.

The Company operates in the exploration, development and production phase of the oil and gas industry. Its receivables include amounts due from purchasers of oil and gas production and amounts due from joint venture partners for their respective portions of operating expenses and exploration and development costs. The Company believes that no single customer or joint venture partner exposes the Company to significant credit risk. While certain of these customers and joint venture partners are affected by periodic downturns in the economy in general or in their specific segment of the natural gas or oil industry, the Company believes that its level of credit-related losses due to such economic fluctuations has been and will continue to be immaterial to the Company's results of operations in the long-term. Trade receivables are generally not collateralized. The Company analyzes customers' and joint venture partners' historical credit positions and payment histories prior to extending credit and continuously monitors all credit activities.

Concentrations of Credit Risk. Derivative financial instruments that hedge the price of oil, natural gas and NGLs are generally executed with major financial or commodities trading institutions which expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company's policy is to execute financial derivatives only with major, creditworthy financial institutions. The Company has derivative instruments with eight different counterparties, of which all are lenders or affiliates of lenders in the Amended Credit Facility.

The creditworthiness of counterparties is subject to continuing review, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties. Where the counterparty is a lender under the Amended Credit Facility, the counterparty risk is mitigated to the extent that the Company is indebted to such lender under the Amended Credit Facility.

13. Commitments and Contingencies

Lease Financing Obligation. As of December 31, 2018, the Company had a Lease Financing Obligation with Bank of America Leasing & Capital, LLC as the lead bank as discussed in Note 5. The aggregate undiscounted minimum future lease payments, including both principal and interest components, are presented below. The Company elected to purchase the equipment under the early buyout option for $1.8 million on February 10, 2019.

As of December 31, 2018
(in thousands)
2019	$1,869
Thereafter	—
Total	$1,869

Firm Transportation Agreements. The Company is party to two firm transportation contracts, through July 2021, to provide capacity on natural gas pipeline systems. The contracts require the Company to pay transportation charges regardless of the amount of pipeline capacity utilized by the Company. These monthly transportation payments are included in unused commitments expense in the Consolidated Statements of Operations. As a result of previous divestitures in 2013 and 2014, the Company will likely not utilize the firm capacity on the natural gas pipelines.

The amounts in the table below represent the Company's future minimum transportation charges:

As of December 31, 2018
(in thousands)
2019	$18,485
2020	18,691
2021	10,903
Thereafter	—
Total	$48,079

Gas Gathering and Processing Agreements. The Company is party to two minimum volume commitments and one reimbursement obligation. The minimum volume commitments require the Company to deliver a minimum volume of natural gas to midstream entities for gathering and processing. The contracts require the Company to pay a fee associated with the contracted volumes regardless of the amount delivered. The reimbursement obligation requires the Company to pay a monthly gathering and processing fee per Mcf of production over a one year period to reimburse a midstream entity for its costs to construct gas gathering and processing facilities. If the costs are not reimbursed by the Company via the monthly gathering and processing fees through August 2019, the Company must pay the difference. The amounts in the table below represent the Company's future minimum charges under both agreements:

As of December 31, 2018
(in thousands)
2019 (1)	$10,049
2020	2,167
2021	1,996
Thereafter	—
Total	$14,212

(1)	Includes $6.8 million associated with the reimbursement obligation discussed above.

Lease and Other Commitments. The Company leases office space, vehicles and certain equipment under non-cancelable operating leases. The Company incurred rent expense related to these operating leases of $4.0 million, $3.6 million and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company also has non-cancelable agreements for telecommunication and geological and geophysical services. Future minimum annual payments under lease and other agreements are as follows:

As of December 31, 2018
(in thousands)
2019	$4,597
2020	3,032
2021	3,331
2022	3,263
2023	3,036
Thereafter	13,112
Total	$30,371

Litigation. The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the course of ordinary business. It is the opinion of the Company's management that current claims and litigation involving the Company are not likely to have a material adverse effect on its consolidated balance sheets, cash flows or statements of operations.

14. Guarantor Subsidiaries

The condensed consolidating financial information as of and for the periods ended December 31, 2018 presents the results of operations, financial position and cash flows of HighPoint Resources Corporation, or parent guarantor, and HighPoint Operating Corporation (f/k/a Bill Barrett), or subsidiary issuer, as well as the consolidating adjustments necessary to present HighPoint Resources Corporation's results on a consolidated basis. The parent guarantor fully and unconditionally guarantees the debt securities of the subsidiary issuer. The indentures governing those securities limit the ability of the subsidiary issuer to pay dividends or otherwise provide funding to the parent guarantor.

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

Condensed Consolidating Balance Sheets

	As of December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash equivalents	$—	$32,774	$—	$32,774
Accounts receivable, net of allowance for doubtful accounts	—	72,943	—	72,943
Other current assets	—	84,064	—	84,064
Property and equipment, net	—	2,029,523	—	2,029,523
Investment in subsidiaries	1,212,098	—	(1,212,098)	—
Noncurrent assets	—	33,156	—	33,156
Total assets	$1,212,098	$2,252,460	$(1,212,098)	$2,252,460
Liabilities and Stockholders' Equity:
Accounts payable and accrued liabilities	$—	$131,379	$—	$131,379
Other current liabilities	—	116,806	—	116,806
Long-term debt	—	617,387	—	617,387
Deferred income taxes	—	139,534	—	139,534
Other noncurrent liabilities	—	35,256	—	35,256
Stockholders' equity	1,212,098	1,212,098	(1,212,098)	1,212,098
Total liabilities and stockholders' equity	$1,212,098	$2,252,460	$(1,212,098)	$2,252,460

	As of December 31, 2017
	Parent Issuer	Subsidiary Guarantors	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash equivalents	$314,466	$—	$—	$314,466
Accounts receivable, net of allowance for doubtful accounts	51,415	—	—	51,415
Other current assets	1,782	—	—	1,782
Property and equipment, net	1,016,986	1,894	—	1,018,880
Intercompany receivable	854	—	(854)	—
Investment in subsidiaries	1,040	—	(1,040)	—
Noncurrent assets	4,163	—	—	4,163
Total assets	$1,390,706	$1,894	$(1,894)	$1,390,706
Liabilities and Stockholders' Equity:
Accounts payable and accrued liabilities	$84,055	$—	$—	$84,055
Other current liabilities	64,879	—	—	64,879
Intercompany payable	—	854	(854)	—
Long-term debt	617,744	—	—	617,744
Other noncurrent liabilities	25,474	—	—	25,474
Stockholders' equity	598,554	1,040	(1,040)	598,554
Total liabilities and stockholders' equity	$1,390,706	$1,894	$(1,894)	$1,390,706

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$—	$453,017	$—	$453,017
Operating expenses	—	(319,031)	—	(319,031)
General and administrative	—	(45,130)	—	(45,130)
Merger transaction expense	—	(7,991)	—	(7,991)
Interest expense	—	(52,703)	—	(52,703)
Interest income and other income (expense)	—	94,885	—	94,885
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	123,047	—	123,047
(Provision for) Benefit from income taxes	—	(1,827)	—	(1,827)
Equity in earnings (loss) of subsidiaries	121,220	—	(121,220)	—
Net income (loss)	$121,220	$121,220	$(121,220)	$121,220

	Year Ended December 31, 2017
	Parent Issuer	Subsidiary Guarantors	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$252,257	$582	$—	$252,839
Operating expenses	(266,119)	(1,420)	—	(267,539)
General and administrative	(42,476)	—	—	(42,476)
Merger transaction expense	(8,749)	—	—	(8,749)
Interest expense	(57,710)	—	—	(57,710)
Interest income and other income (expense)	(15,992)	—	—	(15,992)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(138,789)	(838)	—	(139,627)
(Provision for) Benefit from income taxes	1,402	—	—	1,402
Equity in earnings (loss) of subsidiaries	(838)	—	838	—
Net income (loss)	$(138,225)	$(838)	$838	$(138,225)

	Year Ended December 31, 2016
	Parent Issuer	Subsidiary Guarantors	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$178,191	$628	$—	$178,819
Operating expenses	(235,181)	(715)	—	(235,896)
General and administrative	(42,169)	—	—	(42,169)
Interest expense	(59,373)	—	—	(59,373)
Interest and other income (expense)	(11,759)	—	—	(11,759)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(170,291)	(87)	—	(170,378)
(Provision for) Benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(87)	—	87	—
Net income (loss)	$(170,378)	$(87)	$87	$(170,378)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$121,220	$121,220	$(121,220)	$121,220
Other comprehensive income (loss)	—	—	—	—
Comprehensive Income (Loss)	$121,220	$121,220	$(121,220)	$121,220

	Year Ended December 31, 2017
	Parent Issuer	Subsidiary Guarantors	Intercompany Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$(138,225)	$(838)	$838	$(138,225)
Other comprehensive income (loss)	—	—	—	—
Comprehensive Income (Loss)	$(138,225)	$(838)	$838	$(138,225)

	Year Ended December 31, 2016
	Parent Issuer	Subsidiary Guarantors	Intercompany Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$(170,378)	$(87)	$87	$(170,378)
Other comprehensive income (loss)	—	—	—	—
Comprehensive Income (Loss)	$(170,378)	$(87)	$87	$(170,378)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$—	$231,441	$—	$231,441
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	—	(453,616)	—	(453,616)
Additions to furniture, fixtures and other	—	(853)	—	(853)
Repayment of debt associated with merger, net of cash acquired	—	(53,357)	—	(53,357)
Proceeds from sale of properties and other investing activities	—	143	—	143
Cash flows from financing activities:
Proceeds from debt	—	—	—	—
Principal payments on debt	—	(469)	—	(469)
Proceeds from sale of common stock, net of offering costs	—	1	—	1
Other financing activities	—	(4,982)	—	(4,982)
Change in cash and cash equivalents	—	(281,692)	—	(281,692)
Beginning cash and cash equivalents	—	314,466	—	314,466
Ending cash and cash equivalents	$—	$32,774	$—	$32,774

	Year Ended December 31, 2017
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$121,480	$510	$—	$121,990
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(239,631)	—	—	(239,631)
Additions to furniture, fixtures and other	(926)	—	—	(926)
Proceeds from sale of properties and other investing activities	99,016	2,530	—	101,546
Intercompany transfers	3,040	—	(3,040)	—
Cash flows from financing activities:
Proceeds from debt	275,000	—	—	275,000
Principal payments on debt	(322,343)	—	—	(322,343)
Proceeds from sale of common stock, net of offering costs	110,710	—	—	110,710
Intercompany transfers	—	(3,040)	3,040	—
Other financing activities	(7,721)	—	—	(7,721)
Change in cash and cash equivalents	38,625	—	—	38,625
Beginning cash and cash equivalents	275,841	—	—	275,841
Ending cash and cash equivalents	$314,466	$—	$—	$314,466

	Year Ended December 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$121,109	$627	$—	$121,736
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(106,852)	(18)	—	(106,870)
Additions to furniture, fixtures and other	(1,195)	—	—	(1,195)
Proceeds from sale of properties and other investing activities	24,802	125	—	24,927
Intercompany transfers	734	—	(734)	—
Cash flows from financing activities:
Principal payments on debt	(440)	—	—	(440)
Proceeds from sale of common stock, net of offering costs	110,003	—	—	110,003
Intercompany transfers	—	(734)	734	—
Other financing activities	(1,156)	—	—	(1,156)
Change in cash and cash equivalents	147,005	—	—	147,005
Beginning cash and cash equivalents	128,836	—	—	128,836
Ending cash and cash equivalents	$275,841	$—	$—	$275,841

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data Unless Otherwise Indicated)
(Unaudited)

Oil and Gas Producing Activities

Costs Incurred. Costs incurred in oil and gas property acquisition, exploration and development activities and related depletion per equivalent unit-of-production were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per Boe data)
Acquisition costs:
Unproved properties	$623,798	$17,875	$5,557
Proved properties	108,323	2,458	—
Exploration costs	70	80	180
Development costs	491,226	239,236	91,471
Asset retirement obligation	12,759	11,577	57
Total costs incurred (1)	$1,236,176	$271,226	$97,265
Depletion per Boe of production	$22.46	$22.85	$28.18

(1)	Includes $722.6 million related to the proved and unproved oil and gas properties and asset retirement obligations acquired in the Merger.

Supplemental Oil and Gas Reserve Information. The reserve information presented below is based on estimates of net proved reserves as of December 31, 2018, 2017 and 2016 that were prepared by internal petroleum engineers in accordance with guidelines established by the SEC and were audited by the Company's independent petroleum engineering firm NSAI in 2018, 2017 and 2016.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e., prices and costs as of the date the estimate is made). Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Analysis of Changes in Proved Reserves. The following table sets forth information regarding the Company's estimated net total proved and proved developed oil and gas reserve quantities:

	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	Equivalent Units (MBoe)
Proved reserves:
Balance at December 31, 2015	55,523	97,999	11,844	83,701
Purchases of oil and gas reserves in place	—	—	—	—
Extension, discoveries and other additions	4,986	14,670	2,250	9,681
Revisions of previous estimates	(24,267)	(26,143)	(1,768)	(30,392)
Sales of reserves	(1,347)	(3,153)	(174)	(2,047)
Production	(3,885)	(7,170)	(1,010)	(6,090)
Balance at December 31, 2016	31,010	76,203	11,142	54,853
Purchases of oil and gas reserves in place	1,891	7,865	1,244	4,446
Extension, discoveries and other additions	18,125	54,995	8,599	35,890
Revisions of previous estimates	2,990	17,710	2,855	8,797
Sales of reserves	(10,196)	(4,902)	(187)	(11,200)
Production	(4,203)	(8,952)	(1,307)	(7,002)
Balance at December 31, 2017	39,617	142,919	22,346	85,784
Purchases of oil and gas reserves in place	6,891	11,549	2,351	11,167
Extension, discoveries and other additions	31,231	44,712	7,649	46,332
Revisions of previous estimates	(12,417)	(46,024)	(8,425)	(28,513)
Sales of reserves	(16)	(17)	(2)	(21)
Production	(6,330)	(12,864)	(1,697)	(10,171)
Balance at December 31, 2018	58,976	140,275	22,222	104,578

Proved developed reserves:
December 31, 2016	21,748	47,510	6,718	36,384
December 31, 2017	17,392	74,527	11,652	41,465
December 31, 2018	24,468	84,022	12,910	51,382
Proved undeveloped reserves:
December 31, 2016	9,262	28,693	4,424	18,468
December 31, 2017	22,225	68,392	10,694	44,319
December 31, 2018	34,508	56,253	9,312	53,196

At December 31, 2018, the Company's proved reserves increased as a result of extensions, discoveries and other additions in the amount of 46.3 MMBoe and from the purchase of oil and gas reserves in place of 11.2 MMboe. The increase in proved reserves was offset by revisions of previous estimates of 28.5 MMboe and a decline related to 2018 production of 10.2 MMboe.

At December 31, 2017, the Company's proved reserves increased by 8.8 MMBoe due to positive revisions of previous estimates and by 35.9 MMBoe through extensions, discoveries and other additions. These increases to proved reserves were the result of the 2017 drilling activity and the timing of development with 2 drilling rigs. The increase in proved reserves was offset by the sale of the Company's non-core assets in the Uinta Basin.

At December 31, 2016, the Company revised its proved reserves downward by 30.4 MMBoe primarily as a result of classifying 24.3 MMBoe of proved undeveloped reserves as probable reserves due to the timing of development within the five year window as defined by the SEC. In addition, the Company had engineering revisions of 5.8 MMBoe due to performance from existing proved developed wells.

Standardized Measure. Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is important for a proper understanding and assessment of the data presented.

For the years ended December 31, 2018, 2017 and 2016, future cash inflows are calculated by applying the 12-month average pricing (as is required by the rules of the SEC) of oil and gas relating to the Company's proved reserves to the year-end quantities of those reserves. For the year ended December 31, 2018, calculations were made using adjusted average prices of $62.99 per Bbl for oil, $25.01 per Bbl for NGLs and $1.23 per MMBtu for gas, as compared to the average benchmark prices of $65.56 per Bbl for oil, $32.71 per Bbl for NGLs and $3.10 per Mcf for gas. For the year ended December 31, 2017, calculations were made using adjusted average prices of $48.87 per Bbl for oil, $17.21 per Bbl for NGLs and $2.29 per MMBtu for gas, as compared to the average benchmark prices of $51.34 per Bbl for oil, $27.40 per Bbl for NGLs and $2.98 per Mcf for gas. For the year ended December 31, 2016, calculations were made using adjusted average prices of $36.52 per Bbl for oil, $9.18 per Bbl for NGLs and $2.08 per MMBtu for gas, as compared to the average benchmark prices of $42.75 per Bbl for oil, $19.70 per Bbl for NGLs and $2.48 per Mcf for gas. The differences between the average benchmark prices and the adjusted average prices used in the calculation of the standardized measure are attributable to adjustments made for transportation, quality and basis differentials. The Company also records an overhead charge against its future cash flows.

The assumptions used to calculate estimated future cash inflows do not necessarily reflect the Company's expectations of actual revenues or costs, nor their present worth. In addition, variations from the expected production rate also could result directly or indirectly from factors outside of the Company's control, such as unexpected delays in development, changes in prices or regulatory or environmental policies. The reserve valuation further assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations could also affect the amount of cash eventually realized.

Future development and production costs are calculated by estimating the expenditures to be incurred in developing and producing the proved oil, gas and NGL reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

Future income tax expenses are calculated by applying the appropriate year-end statutory tax rates, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company's proved oil, gas and NGL reserves. Permanent differences in oil and gas related tax credits and allowances are recognized.

The following table presents the standardized measure of discounted future net cash flows related to proved oil, gas and NGL reserves:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Future cash inflows	$4,442,618	$2,647,413	$1,393,373
Future production costs	(1,178,350)	(718,752)	(557,636)
Future development costs	(877,752)	(431,723)	(215,077)
Future income taxes	(229,405)	—	—
Future net cash flows	2,157,111	1,496,938	620,660
10% annual discount	(881,110)	(667,627)	(291,351)
Standardized measure of discounted future net cash flows	$1,276,001	$829,311	$329,309

The "standardized measure" is the present value of estimated future cash inflows from proved oil, gas and NGL reserves, less future development and production costs and future income tax expenses, using prices and costs as of the date of estimation without future escalation, without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization and discounted using an annual discount rate of 10% to reflect timing of future cash flows.

The present value (at a 10% annual discount) of future net cash flows from the Company's proved reserves is not necessarily the same as the current market value of its estimated oil, gas and NGL reserves. The Company bases the estimated discounted future net cash flows from its proved reserves on prices and costs in effect on the day of estimate in accordance with the applicable accounting guidance. However, actual future net cash flows from its oil, gas and NGL properties will also be affected by factors such as actual prices the Company receives for oil, gas and NGL, the amount and timing of actual production, supply of and demand for oil and natural gas and changes in governmental regulations or taxation.

The timing of both the Company's production and incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% annual discount factor the Company uses when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and natural gas industry in general.

A summary of changes in the standardized measure of discounted future net cash flows is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Standardized measure of discounted future net cash flows, beginning of period	$829,311	$329,309	$327,566
Sales of oil and gas, net of production costs and taxes	(365,472)	(191,669)	(119,167)
Extensions, discoveries and improved recovery, less related costs	533,829	346,973	58,121
Quantity revisions	(535,618)	112,452	(228,538)
Price revisions	479,129	253,738	(157,414)
Previously estimated development costs incurred during the period	124,932	138,094	52,611
Changes in estimated future development costs	67,645	(118,967)	377,239
Accretion of discount	80,234	31,816	31,941
Purchases of reserves in place	145,010	42,979	—
Sales of reserves	—	(107,620)	(10,736)
Changes in production rates (timing) and other	(1,034)	(7,794)	(2,314)
Net changes in future income taxes	(81,965)	—	—
Standardized measure of discounted future net cash flows, end of period	$1,276,001	$829,311	$329,309

Quarterly Financial Data

The following is a summary of the unaudited quarterly financial data, including income (loss) before income taxes, net income (loss) and net income (loss) per common share for the years ended December 31, 2018 and 2017.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2018
Total revenues	$80,810	$110,398	$131,126	$130,683
Less: Costs and expenses	73,015	88,626	95,968	114,543
Operating income (loss)	$7,795	$21,772	$35,158	$16,140
Income (loss) before income taxes	(24,937)	(46,906)	(29,360)	224,250
Net income (loss)	(24,937)	(46,906)	(29,360)	222,423
Net income (loss) per common share, basic	(0.20)	(0.22)	(0.14)	1.06
Net income (loss) per common share, diluted	(0.20)	(0.22)	(0.14)	1.06

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2017
Total revenues	$50,536	$51,066	$67,865	$83,372
Less: Costs and expenses	66,370	61,562	70,705	120,127
Operating income (loss)	$(15,834)	$(10,496)	$(2,840)	$(36,755)
Income (loss) before income taxes	(13,115)	(18,447)	(28,842)	(79,223)
Net income (loss)	(13,115)	(18,447)	(28,842)	(77,821)
Net income (loss) per common share, basic	(0.18)	(0.25)	(0.39)	(0.94)
Net income (loss) per common share, diluted	(0.18)	(0.25)	(0.39)	(0.94)