Form 10-Q
period 2019-03-31
HighPoint Resources Corp
filed 2019-05-06
CIK 1725526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-222275

HighPoint Resources Corporation
(Exact name of registrant as specified in its charter)

Delaware	82-3620361
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 17th Street, Suite 3700 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 293-9100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.001 par value	HPR	New York Stock Exchange

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

There were 213,761,384 shares of $0.001 par value common stock outstanding on April 22, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2019	December 31, 2018
	(in thousands, except share data)
Assets:
Current Assets:
Cash and cash equivalents	$44,658	$32,774
Accounts receivable, net of allowance for doubtful accounts	57,473	72,943
Derivative assets	1,419	81,166
Prepayments and other current assets	3,495	2,898
Total current assets	107,045	189,781
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	2,296,671	2,195,310
Unproved oil and gas properties, excluded from amortization	490,868	468,208
Furniture, equipment and other	29,675	20,662
	2,817,214	2,684,180
Accumulated depreciation, depletion, amortization and impairment	(721,054)	(654,657)
Total property and equipment, net	2,096,160	2,029,523
Derivative assets	3,939	27,289
Other noncurrent assets	5,392	5,867
Total	$2,212,536	$2,252,460
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$135,762	$131,379
Amounts payable to oil and gas property owners	44,886	55,792
Production taxes payable	63,257	59,155
Derivative liabilities	5,850	—
Current portion of long-term debt	—	1,859
Total current liabilities	249,755	248,185
Long-term debt, net of debt issuance costs	687,768	617,387
Asset retirement obligations	27,324	27,330
Deferred income taxes	109,823	139,534
Other noncurrent liabilities	21,391	7,926
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.001 par value; authorized 400,000,000 shares; 213,761,384 and 212,477,101 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively, with 3,431,780 and 2,912,166 shares subject to restrictions, respectively	210	210
Additional paid-in capital	1,772,336	1,771,730
Retained earnings (accumulated deficit)	(656,071)	(559,842)
Treasury stock, at cost: zero shares at March 31, 2019 and December 31, 2018	—	—
Total stockholders' equity	1,116,475	1,212,098
Total	$2,212,536	$2,252,460
See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except share and per share data)
Operating Revenues:
Oil, gas and NGL production	$101,705	$80,831
Other operating revenues, net	275	(21)
Total operating revenues	101,980	80,810
Operating Expenses:
Lease operating expense	11,277	6,251
Gathering, transportation and processing expense	1,723	419
Production tax expense	3,893	5,175
Exploration expense	25	13
Impairment, dry hole costs and abandonment expense	322	317
(Gain) loss on sale of properties	(5)	408
Depreciation, depletion and amortization	72,610	40,985
Unused commitments	4,469	4,538
General and administrative expense	12,660	10,107
Merger transaction expense	2,414	4,763
Other operating expenses, net	(24)	39
Total operating expenses	109,364	73,015
Operating Income (Loss)	(7,384)	7,795
Other Income and Expense:
Interest and other income	314	691
Interest expense	(13,679)	(13,090)
Commodity derivative gain (loss)	(105,191)	(20,333)
Total other income and expense	(118,556)	(32,732)
Income (Loss) before Income Taxes	(125,940)	(24,937)
(Provision for) Benefit from Income Taxes	29,711	—
Net Income (Loss)	$(96,229)	$(24,937)
Net Income (Loss) Per Common Share, Basic	$(0.46)	$(0.20)
Net Income (Loss) Per Common Share, Diluted	$(0.46)	$(0.20)
Weighted Average Common Shares Outstanding, Basic	209,931,744	123,595,553
Weighted Average Common Shares Outstanding, Diluted	209,931,744	123,595,553
See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating Activities:
Net Income (Loss)	$(96,229)	$(24,937)
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	72,610	40,985
Deferred income taxes	(29,711)	—
Impairment, dry hole costs and abandonment expense	322	317
Commodity derivative (gain) loss	105,191	20,333
Settlements of commodity derivatives	4,649	(8,388)
Stock compensation and other non-cash charges	4,318	835
Amortization of deferred financing costs	640	563
(Gain) loss on sale of properties	(5)	408
Change in operating assets and liabilities:
Accounts receivable	15,470	9,166
Prepayments and other assets	(72)	(111)
Accounts payable, accrued and other liabilities	7,304	822
Amounts payable to oil and gas property owners	(10,906)	9,609
Production taxes payable	4,102	4,715
Net cash provided by (used in) operating activities	77,683	54,317
Investing Activities:
Additions to oil and gas properties, including acquisitions	(130,862)	(88,854)
Additions of furniture, equipment and other	(1,309)	(122)
Repayment of debt associated with merger, net of cash acquired	—	(53,357)
Other investing activities	(273)	(157)
Net cash provided by (used in) investing activities	(132,444)	(142,490)
Financing Activities:
Proceeds from debt	70,000	—
Principal payments on debt	(1,859)	(116)
Other financing activities	(1,496)	(1,485)
Net cash provided by (used in) financing activities	66,645	(1,601)
Increase (Decrease) in Cash and Cash Equivalents	11,884	(89,774)
Beginning Cash and Cash Equivalents	32,774	314,466
Ending Cash and Cash Equivalents	$44,658	$224,692
See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2017	$109	$1,279,507	$(681,062)	$—	$598,554
Restricted stock activity and shares exchanged for tax withholding	—	—	—	(1,462)	(1,462)
Stock-based compensation	—	4,185	—	—	4,185
Retirement of treasury stock	—	(1,462)	—	1,462	—
Issuance of common stock, merger	100	483,900	—	—	484,000
Net income (loss)	—	—	(24,937)	—	(24,937)
Balance at March 31, 2018	$209	$1,766,130	$(705,999)	$—	$1,060,340
Restricted stock activity and shares exchanged for tax withholding	—	—	—	(28)	(28)
Stock-based compensation	—	1,797	—	—	1,797
Retirement of treasury stock	—	(28)	—	28	—
Net income (loss)	—	—	(46,906)	—	(46,906)
Balance at June 30, 2018	$209	$1,767,899	$(752,905)	$—	$1,015,203
Restricted stock activity and shares exchanged for tax withholding	1	—	—	(43)	(42)
Stock-based compensation	—	1,996	—	—	1,996
Retirement of treasury stock	—	(43)	—	43	—
Net income (loss)	—	—	(29,360)	—	(29,360)
Balance at September 30, 2018	$210	$1,769,852	$(782,265)	$—	$987,797
Restricted stock activity and shares exchanged for tax withholding	—	—	—	(2)	(2)
Stock-based compensation	—	1,880	—	—	1,880
Retirement of treasury stock	—	(2)	—	2	—
Net income (loss)	—	—	222,423	—	222,423
Balance at December 31, 2018	$210	$1,771,730	$(559,842)	$—	$1,212,098
Restricted stock activity and shares exchanged for tax withholding	—	—	—	(1,484)	(1,484)
Stock-based compensation	—	2,090	—	—	2,090
Retirement of treasury stock	—	(1,484)	—	1,484	—
Net income (loss)	—	—	(96,229)	—	(96,229)
Balance at March 31, 2019	$210	$1,772,336	$(656,071)	$—	$1,116,475
See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2019

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

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying Unaudited Consolidated Financial Statements include the accounts of the Company. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company's interim results. However, operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. The Company's Annual Report on Form 10-K for the year ended December 31, 2018 includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K.

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

Areas requiring the use of assumptions, judgments and estimates relate to volumes of oil, natural gas and NGL reserves used in calculating depreciation, depletion and amortization ("DD&A"), the amount of expected future cash flows used in determining possible impairments of oil and gas properties and the amount of future capital costs used in these calculations. Assumptions, judgments and estimates also are required in determining the fair values of assets acquired and liabilities assumed in business combinations, asset retirement obligations, right-of-use assets and lease liabilities, deferred tax assets, the timing of dry hole costs, impairments of proved and unproved oil and gas properties and fair values of derivative instruments and stock-based payment awards.

Accounts Receivable. Accounts receivable is comprised of the following:

	As of March 31, 2019	As of December 31, 2018
	(in thousands)
Oil, gas and NGL sales	$45,626	$44,860
Due from joint interest owners	10,543	27,435
Other	1,410	754
Allowance for doubtful accounts	(106)	(106)
Total accounts receivable	$57,473	$72,943

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

The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company's oil, natural gas and NGL producing activities:

	As of March 31, 2019	As of December 31, 2018
	(in thousands)
Proved properties	$667,346	$663,485
Wells and related equipment and facilities	1,518,824	1,438,092
Support equipment and facilities	88,901	75,392
Materials and supplies	21,600	18,341
Total proved oil and gas properties	$2,296,671	$2,195,310
Unproved properties	328,377	328,409
Wells and facilities in progress	162,491	139,799
Total unproved oil and gas properties, excluded from amortization	$490,868	$468,208
Accumulated depreciation, depletion, amortization and impairment	(714,237)	(642,645)
Total oil and gas properties, net	$2,073,302	$2,020,873

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

Accounts Payable and Other Accrued Liabilities. Accounts payable and other accrued liabilities are comprised of the following:

	As of March 31, 2019	As of December 31, 2018
	(in thousands)
Accrued drilling, completion and facility costs	$92,905	$69,830
Accrued lease operating, gathering, transportation and processing expenses	7,308	6,970
Accrued general and administrative expenses	6,513	8,774
Accrued interest payable	18,930	6,758
Accrued merger transaction expenses	682	550
Prepayments from partners	794	862
Trade payables	1,192	31,057
Operating lease liability	517	—
Other	6,921	6,578
Total accounts payable and other accrued liabilities	$135,762	$131,379

Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Environmental liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Recent case law in Wyoming has exposed the Company to potential obligations for plugging and abandoning wells, and associated reclamation, for assets that were sold to other industry parties in prior years. When such third parties are unable to fulfill their contractual obligations to the Company as provided for in purchase and sale agreements, landowners, as well as the Bureau of Land Management, may demand that the Company perform such activities.

Revenue Recognition. All of the Company's sales of oil, gas and NGLs are made under contracts with customers, whereby revenues are recognized when the Company satisfies its performance obligations and the customer obtains control of the product. Performance obligations under the Company's contracts with customers are typically satisfied at a point-in-time through monthly delivery of oil, gas and/or NGLs. Accordingly, at the end of the reporting period, the Company does not have any unsatisfied performance obligations. The Company's contracts with customers typically include variable consideration based on monthly pricing tied to local indices and volumes delivered in the current month. The nature of the Company's contracts with customers does not require the Company to constrain variable consideration for accounting purposes. As of March 31, 2019, the Company had open contracts with customers with terms of 1 month to 19 years, as well as evergreen contracts that renew on a periodic basis if not canceled by the Company or the customer. The Company's contracts with customers typically require payment within one month of delivery.

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

Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or liabilities are settled. Deferred income taxes also include tax credits and net operating losses that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates. A valuation allowance is recorded if it is more likely than not that all or some portion of the Company's deferred tax assets will not be realized. The Company regularly assesses the realizability of the deferred tax assets considering all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, planning strategies and results of recent operations. The assumptions about future taxable income require significant judgment to determine if a valuation allowance is required. Changes to the Company's development plans, increases in market prices for hydrocarbons, improvements in operating results, or other factors could change the valuation allowance in future periods, resulting in recognition of a tax expense or benefit.

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of March 31, 2019.

Comprehensive Income. The Company has no elements of other comprehensive income, therefore, the Company's net income (loss) on the Unaudited Consolidated Statements of Operations represents comprehensive income.

Earnings/Loss Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested shares of common stock. As the Company was in a net loss position, all potentially dilutive securities were anti-dilutive for the three months ended March 31, 2019 and 2018.

The following table sets forth the calculation of basic and diluted income (loss) per share:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Net income (loss)	$(96,229)	$(24,937)
Basic weighted-average common shares outstanding in period	209,932	123,596
Diluted weighted-average common shares outstanding in period	209,932	123,596
Basic net income (loss) per common share	$(0.46)	$(0.20)
Diluted net income (loss) per common share	$(0.46)	$(0.20)

New Accounting Pronouncements. In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The objective of this update is to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The standard will only impact the Company's disclosures.

In June 2018, the FASB issued ASU 2018-07, Stock Compensation-Improvements to Non-employee Share-Based Payment Accounting. The objective of this update was to simplify several aspects of the accounting for non-employee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation- Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 was effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The standard was adopted on January 1, 2019 and did not have a material impact on the Company's disclosures and financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, followed by additional accounting standards updates that provided additional practical expedients and policy election options (collectively, Accounting Standards Codification Topic 842 ("ASC 842")). The objective of ASC 842 was to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASC 842 was effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective method and elected the option to not apply ASC 842 to comparative periods. The Company also elected the following practical expedients:

•	not to recognize lease assets or liabilities on the balance sheet when lease terms are less than 12 months,

•	carryforward previous conclusions related to current lease classification under the previous lease accounting standard to lease classification for these existing leases under ASC 842,

•	exclude from evaluation under ASC 842 land easements that existed or expired before adoption of ASC 842, and

•	to combine lease and non-lease components for certain asset classes.

The adoption of ASC 842 resulted in the recognition of right-of-use assets of $8.6 million, and current and noncurrent lease liabilities of $0.3 million and $13.7 million, respectively, on the Unaudited Consolidated Balance Sheet as of January 1, 2019. The difference between the right-of-use assets and the total lease liability was related to lease incentives and deferred rent balances of $5.4 million, which were required to be netted against the right-of-use assets as of the implementation date of January 1, 2019. The Company's leases included office leases and other equipment, all classified as operating leases. The adoption of ASC 842 had no impact on the Company's Unaudited Consolidated Statements of Operations or Cash Flows. See Note 11 for additional information.

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash paid for interest	$868	$395
Cash paid for income taxes	—	—
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	229	—
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations
Operating leases (1)	14,667	—
Non-cash investing and financing activities:
Accrued liabilities - oil and gas properties	92,702	67,047
Change in asset retirement obligations, net of disposals	933	7,513
Retirement of treasury stock	(1,484)	(1,462)
Issuance of common stock for Merger	—	484,000

(1)	Excludes the reclassifications of lease incentives and deferred rent balances.

4. Merger

2018 Merger with Fifth Creek Energy Operating Company, LLC

On March 19, 2018, the Company completed the Merger with Fifth Creek. The Merger was effected through the issuance of 100 million shares of the Company's common stock, with a fair value of $484.0 million on the date of closing, and the repayment of $53.9 million of Fifth Creek debt. In connection with the Merger, the Company incurred costs of $19.2 million of severance, consulting, advisory, legal and other merger-related fees, all of which were expensed and included in merger transaction expense in the Company's Consolidated Statements of Operations.

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

Pro Forma Financial Information

The following pro forma condensed combined financial information was derived from the historical financial statements of the Company and Fifth Creek and gives effect to the acquisition as if it had occurred on January 1, 2018. The below information reflects pro forma adjustments based on available information and certain assumptions that the Company believes are reasonable, including (i) the repayment of Fifth Creek's debt, (ii) depletion of Fifth Creek's fair-valued proved crude oil and natural gas properties, and (iii) the estimated tax impacts of the pro forma adjustments.

Additionally, pro forma earnings for the three months ended March 31, 2019 and 2018 were adjusted to exclude merger-related costs of $2.4 million and $4.8 million, respectively, incurred by the Company and zero and $4.0 million, respectively, incurred by Fifth Creek. The pro forma results of operations do not include any cost savings or other synergies that may have occurred as a result of the acquisition or any estimated costs that have been incurred by the Company to integrate the Fifth Creek assets. The pro forma condensed combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the acquisition taken place on January 1, 2018; furthermore, the financial information is not intended to be a projection of future results.

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Revenues	$101,980	$96,742
Net Income (Loss)	(93,815)	(24,104)
Net Income (Loss) per Common Share, Basic	(0.45)	(0.12)
Net Income (Loss) per Common Share, Diluted	(0.45)	(0.12)

5. Long-Term Debt

The Company's outstanding debt is summarized below:

		As of March 31, 2019			As of December 31, 2018
	Maturity Date	Principal	Debt Issuance Costs	Carrying Amount	Principal	Debt Issuance Costs	Carrying Amount
		(in thousands)
Amended Credit Facility (1)	September 14, 2023	$70,000	$—	$70,000	$—	$—	$—
7.0% Senior Notes (2)	October 15, 2022	350,000	(3,000)	347,000	350,000	(3,210)	346,790
8.75% Senior Notes (3)	June 15, 2025	275,000	(4,232)	270,768	275,000	(4,403)	270,597
Lease Financing Obligation (4)	August 10, 2020	—	—	—	1,859	—	1,859
Total Debt		$695,000	$(7,232)	$687,768	$626,859	$(7,613)	$619,246
Less: Current Portion of Long-Term Debt (5)		—	—	—	1,859	—	1,859
Total Long-Term Debt		$695,000	$(7,232)	$687,768	$625,000	$(7,613)	$617,387

(1)	The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure and on financing terms currently available to the Company.

(2)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $332.7 million and $329.7 million as of March 31, 2019 and December 31, 2018, respectively, based on reported market trades of these instruments.

(3)
The aggregate estimated fair value of the 8.75% Senior Notes was approximately $263.3 million and $264.7 million as of March 31, 2019 and December 31, 2018, respectively, based on reported market trades of these instruments.

(4)
The aggregate estimated fair value of the Lease Financing Obligation was approximately $1.8 million as of December 31, 2018, based on market-based parameters of comparable term secured financing instruments. The Company exercised the early buyout option and purchased the equipment for $1.8 million on February 10, 2019.

(5)	As of December 31, 2018, the current portion of long-term debt included the Lease Financing Obligation, which was settled on February 10, 2019.

Amended Credit Facility

The Company's revolving bank credit facility (the "Amended Credit Facility"), has a maturity date of September 14, 2023, a maximum credit amount of $1.5 billion, an initial elected commitment amount of $500.0 million and an initial borrowing base of $500.0 million. The Company had $70.0 million and zero outstanding under the Amended Credit Facility as of March 31, 2019 and December 31, 2018, respectively. As credit support for future payments under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the available borrowing capacity under the Amended Credit Facility as of March 31, 2019 to $404.0 million.

Interest rates are either adjusted LIBOR plus applicable margins of 1.5% to 2.5% or an alternate base rate plus applicable margins of 0.5% to 1.5%, and the unused commitment fee is between 0.375% and 0.5%. The applicable margin and the unused commitment fee rate are determined based on borrowing base utilization. The weighted average annual interest rate incurred on the Amended Credit Facility was 4.0% for the three months ended March 31, 2019.

Senior Notes

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

Lease Financing Obligation Due 2020

The Company had a lease financing obligation with a balance of $1.9 million as of December 31, 2018 resulting from the Company's sale and subsequent lease back of certain compressors and related facilities owned by the Company (the "Lease Financing Obligation"). The Company elected to exercise the early buyout option and purchased the equipment for $1.8 million on February 10, 2019.

6. Asset Retirement Obligations

A reconciliation of the Company's asset retirement obligations for the three months ended March 31, 2019 is as follows (in thousands):

As of December 31, 2018	$29,655
Liabilities incurred	864
Liabilities settled	(258)
Disposition of properties	(73)
Accretion expense	384
Revisions to estimate	400
As of March 31, 2019	$30,972
Less: Current asset retirement obligations	3,648
Long-term asset retirement obligations	$27,324

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

Commodity derivatives – The fair value of crude oil, natural gas and NGL swaps and costless collars are valued based on an income approach using various assumptions, such as quoted forward prices for commodities and time value factors. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are, therefore, designated as Level 2 inputs. The Company utilizes its counterparties' valuations to assess the reasonableness of its own valuations. At times, the Company utilizes an independent third party to perform the valuation.

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of March 31, 2019
Financial Assets
Cash equivalents	$37,762	$—	$—	$37,762
Deferred compensation plan	1,679	—	—	1,679
Commodity derivatives	—	15,431	—	15,431
Financial Liabilities
Commodity derivatives	—	16,817	—	16,817
As of December 31, 2018
Financial Assets
Cash equivalents	12,188	—	—	12,188
Deferred compensation plan	1,392	—	—	1,392
Commodity derivatives	—	109,494	—	109,494
Financial Liabilities
Commodity derivatives	—	1,039	—	1,039

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in the Company's consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Oil and gas properties – Oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable. If an impairment is necessary, the fair value is estimated by using either a market approach based on recent sales prices of comparable properties and/or indications from marketing activities or by using the income valuation technique, which involves calculating the present value of future net revenues. The present value, net of estimated operating and development costs, is calculated using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows, predominantly all of which are designated as Level 3 inputs within the fair value hierarchy. No properties were reduced to fair value during either of the three month periods ended March 31, 2019 and 2018.

Additional Fair Value Disclosures

Long-term Debt – Long-term debt is not presented at fair value on the Unaudited Consolidated Balance Sheets, as it is recorded at carrying value, net of unamortized debt issuance costs. The fair values of the Company's fixed rate 7.0% Senior Notes and 8.75% Senior Notes totaled $596.0 million and $594.4 million as of March 31, 2019 and December 31, 2018, respectively. The fair values of the Company's fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.

There is no active, public market for the Amended Credit Facility. The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure based on the LIBOR spread, secured interest, and the Company's borrowing base utilization. The Amended Credit Facility had a balance of $70.0 million as of March 31, 2019 and zero as of December 31, 2018. The fair value measurements for the Amended Credit Facility represent Level 2 inputs.

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

	As of March 31, 2019
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$9,815	$(8,396)	(1)	$1,419
Derivative assets (noncurrent)	5,616	(1,677)	(1)	3,939
Total derivative assets	$15,431	$(10,073)		$5,358

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
	(in thousands)
Derivative liabilities	$(14,246)	$8,396	(1)	$(5,850)
Other noncurrent liabilities	(2,571)	1,677	(1)	(894)
Total derivative liabilities	$(16,817)	$10,073		$(6,744)

	As of December 31, 2018
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$82,205	$(1,039)	(1)	$81,166
Derivative assets (noncurrent)	27,289	—	(1)	27,289
Total derivative assets	$109,494	$(1,039)		$108,455

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
	(in thousands)
Derivative liabilities	$(1,039)	$1,039	(1)	$—
Other noncurrent liabilities	—	—	(1)	—
Total derivative liabilities	$(1,039)	$1,039		$—

(1)	Asset and liability balances with the same counterparty are presented as a net asset or liability on the Unaudited Consolidated Balance Sheets.

As of March 31, 2019, the Company had swap contracts in place to hedge the following volumes for the periods indicated:

	April – December 2019		For the year 2020
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	4,646,533	$59.07	4,024,000	$59.42
Natural Gas (MMbtu)	1,925,000	$2.11	—	$—

As of March 31, 2019, the Company had cashless collars (purchased put options and written call options) in place to hedge the following volumes for the periods indicated:

	April – December 2019
	Derivative Volumes	Weighted Average Floor Price	Weighted Average Ceiling Price
Oil (Bbls)	552,000	$55.00	$77.56

The Company's derivative financial instruments are generally executed with major financial or commodities trading institutions. The instruments expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had derivatives in place with 10 different counterparties as of March 31, 2019. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk in the event of non-performance by the counterparties are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.

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

9. Income Taxes

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return in accordance with the FASB's rules on income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. During the three months ended March 31, 2019 and 2018, the Company had no uncertain tax positions.

The Company's policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company's income tax provision. The Company did not record any accrued interest or penalties associated with unrecognized tax benefits during the three months ended March 31, 2019 and 2018.

Income tax benefit for the three months ended March 31, 2019 and 2018 differs from the amounts that would be provided by applying the U.S. statutory income tax rates to pretax income or loss principally due to the effect of deferred tax asset valuation allowances, stock-based compensation, political lobbying expense, political contributions, nondeductible officer compensation and state income taxes. For the three months ended March 31, 2019 the Company recognized $29.7 million of income tax benefit. No income tax expense or benefit was recognized for the three months ended March 31, 2018 as a result of recording a full valuation allowance against the deferred tax asset balance. The Company considers all available evidence (both positive and negative) to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. The Company continues to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration.

10. Equity Incentive Compensation Plans and Other Long-term Incentive Programs

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

The following table presents the long-term equity and cash incentive compensation related to awards for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Nonvested common stock (1)	$1,796	$1,330
Nonvested common stock units (1)	294	170
Nonvested performance cash units (2)(3)	632	(73)
Total	$2,722	$1,427

(1)
Unrecognized compensation expense as of March 31, 2019 was $11.2 million, which related to grants of nonvested shares of common stock that are expected to be recognized over a weighted-average period of 2.1 years.

(2)
The nonvested performance-based cash units are accounted for as liability awards with $1.0 million and $0.3 million in other noncurrent liabilities as of March 31, 2019 and December 31, 2018, respectively, in the Unaudited Consolidated Balance Sheets.

(3)	Liability awards are fair valued at each reporting date. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

Nonvested Equity and Cash Awards. The following tables present the equity and cash awards granted pursuant to the Company's various stock compensation plans. A summary of the Company's nonvested common stock awards for the three months ended March 31, 2019 and 2018 is presented below:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Nonvested Common Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	2,912,166	$5.27	1,394,868	$7.00
Granted	1,835,700	2.64	796,423	5.00
Modified (1)	—	—	1,146,305	4.84
Vested	(1,299,599)	5.19	(652,208)	8.35
Forfeited or expired	(16,487)	4.74	(27,853)	6.62
Outstanding at March 31,	3,431,780	3.90	2,657,535	5.14

(1)
Due to the closing of the Merger, the 2016 and 2017 Performance Cash Programs were converted from nonvested performance-based cash units to nonvested common stock awards, resulting in an increase in nonvested common stock awards for the three months ended March 31, 2018.

A summary of the Company's nonvested common stock unit awards for the three months ended March 31, 2019 and 2018 is presented below:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Nonvested Common Stock Unit Awards	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1,	311,237	$7.26	272,559	$6.37
Granted	14,704	2.21	3,198	5.08
Vested	(14,704)	2.21	(3,198)	5.08
Outstanding at March 31,	311,237	7.26	272,559	6.37

A summary of the Company's nonvested performance-based cash unit awards for the three months ended March 31, 2019 and 2018 is presented below:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Nonvested Performance-Based Cash Unit Awards	Units	Weighted Average Fair Value	Units	Weighted Average Fair Value
Outstanding at January 1,	909,585		1,548,083
Granted	2,026,521		796,423
Performance goal adjustment (1)	—		11,289
Modified (2)	—		(1,211,478)
Vested	—		(286,652)
Forfeited or expired	(67,472)		(61,242)
Outstanding at March 31,	2,868,634	$2.21	796,423	$5.08

(1)
The 2015 Program vested at 104.1% in excess of target level and resulted in additional units vesting in March 2018. These units are included in the vested line item for the three months ended March 31, 2018.

(2)
Due to the closing of the Merger, the 2016 and 2017 Performance Cash Programs were converted from nonvested performance-based cash units to nonvested common stock awards, resulting in a decrease in nonvested performance-based cash units for the three months ended March 31, 2018. The 2016 Program awards were converted based on performance through March 19, 2018, which resulted in 89% of the units converting to nonvested common stock awards or a reduction of 65,173 units converting to nonvested common stock awards.

Performance Cash Program

2019 Program. In February 2019, the Compensation Committee of the Board of Directors of the Company approved a performance cash program (the "2019 Program") granting performance cash units that will settle in cash and are accounted for as liability awards. The performance-based awards contingently vest in February 2022, depending on the level at which the performance goal is achieved. The performance goal, which will be measured over the three-year period ending December 31, 2021, will be the Company's total shareholder return ("TSR") based on a matrix measurement of (1) the Company's absolute performance and (2) the Company's ranking relative to a defined peer group's individual TSRs ("Relative TSR"). The Company's absolute performance is measured against the December 31, 2018 closing share price of $2.49. If the Company's absolute performance is less than 50%, the payout is zero. If the Company's absolute performance is 50%, the payout is 50%. If the Company's absolute performance is 100%, the payout is 100%, which is the maximum payout for this portion. If the Company's Relative TSR is less than 30%, the payout is zero. If the Company's Relative TSR is 30% or greater, the payout is equal to the Company's percentile rank up to 100% of the original grant. The Company's combined absolute performance and Relative TSR have a maximum vest of up to 200% of the original grant.

11. Leases

The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective method and elected the option to not apply ASC 842 to comparative periods. See Note 2 - New Accounting Pronouncements for the impacts of adopting this new standard.

The Company currently has leases for office space and other equipment, all classified as operating leases. Under ASC 842, a contract is or contains a lease when, (1) the contract contains an explicitly or implicitly identified asset and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration. The Company assesses whether an arrangement is or contains a lease at inception of the contract. For all leases, other than those that qualify for the short-term recognition exemption, the Company recognizes as of the lease commencement date on the balance sheet a liability for its obligation related to the lease and a corresponding asset representing the Company's right to use the underlying asset over the period of use.

The Company's leases have remaining terms of up to nine years. Certain lease agreements contain options to extend or early terminate the agreement. These options are used to calculate right-of-use asset and lease liability balances when it is reasonably certain that the Company will exercise these options.

The discount rate used to calculate the present value of the future minimum lease payments is the rate implicit in the lease, when readily determinable. As most of the Company's leases do not provide an implicit rate, the Company utilizes its incremental borrowing rate.

The Company has elected, for all classes of underlying assets, to not apply the balance sheet recognition requirements of ASC 842 to leases with a term of one year or less, and instead, the Company recognizes the lease payments in the income statement on a straight-line basis over the lease term. The Company has also made the election, for certain classes of underlying assets, to combine lease and non-lease components. However, for the majority of its leases, the Company accounts for lease and non-lease components separately.

For the three months ended March 31, 2019, lease cost was as follows:

Three Months Ended March 31,
Lease Cost	2019
(in thousands)
Operating lease cost (1)(3)	$548
Short-term lease cost (2)(3)	6,219
Total lease cost	$6,767

(1)	Operating lease cost was primarily included in general and administrative expense or lease operating expense on the Unaudited Consolidated Statements of Operations.

(2)	Short-term lease cost primarily includes leases for drilling rigs, which were capitalized to property, plant and equipment on the Unaudited Consolidated Balance Sheets.

(3)
A portion of the operating lease cost and a majority of the short-term lease cost represent gross amounts that the Company was financially committed to pay. However, the Company recorded in the financial statements its proportionate share based on the Company's working interest, which varies from property to property.

Supplemental balance sheet information related to leases as of March 31, 2019, was as follows:

Operating Leases	As of March 31, 2019
(in thousands)
Right-of-use assets (1)	$9,255
Accumulated amortization (2)	(352)
Total right-of-use assets (5)	$8,903
Current lease liabilities (3)	(517)
Noncurrent lease liabilities (4)	(14,117)
Total lease liabilities (5)	$(14,634)
Weighted average remaining lease term
Operating leases (in years)	8.4
Weighted average discount rate
Operating leases	5.6%

(1)	Included in furniture, equipment and other in the Unaudited Consolidated Balance Sheets.

(2)	Included in accumulated depreciation, depletion, amortization and impairment in the Unaudited Consolidated Balance Sheets.

(3)	Included in accounts payable and accrued liabilities in the Unaudited Consolidated Balance Sheets.

(4)	Included in other noncurrent liabilities in the Unaudited Consolidated Balance Sheets.

(5)
The difference between the right-of-use assets and total lease liabilities was primarily related to lease incentives and deferred rent balances, which were required to be netted against the right-of-use assets as of the implementation date of January 1, 2019.

Maturities of lease liabilities as of March 31, 2019 were as follows:

As of March 31, 2019
(in thousands)
2019	$1,026
2020	1,938
2021	2,230
2022	1,992
2023	2,024
Thereafter	9,654
Total	$18,864
Less: Interest	(4,230)
Present value of lease liabilities	$14,634

Minimum future contractual payments for operating leases under the scope of ASC 840 as of December 31, 2018 were as follows:

As of December 31, 2018
(in thousands)
2019	$2,583
2020	3,032
2021	3,331
2022	3,263
2023	3,036
Thereafter	13,112
Total	$28,357

12. Commitments and Contingencies

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

The amounts in the table below represent the Company's future minimum transportation charges:

As of March 31, 2019
(in thousands)
2019	$13,206
2020	18,400
2021	10,733
Thereafter	—
Total	$42,339

Gas Gathering and Processing Agreements. The Company is party to one minimum volume commitment and one reimbursement obligation. The minimum volume commitment requires the Company to deliver a minimum volume of natural gas to a midstream entity for gathering and processing. The contract requires the Company to pay a fee associated with the contracted volumes regardless of the amount delivered. The reimbursement obligation requires the Company to pay a monthly gathering and processing fee per Mcf of production over a one year period to reimburse a midstream entity for its costs to construct gas gathering and processing facilities. If the costs are not reimbursed by the Company via the monthly gathering and processing fees through August 2019, the Company must pay the difference. The amounts in the table below represent the Company's future minimum charges under both agreements:

As of March 31, 2019
(in thousands)
2019 (1)	$8,275
2020	2,167
2021	1,997
Thereafter	—
Total	$12,439

(1)	Includes $6.5 million associated with the reimbursement obligation discussed above.

Other Commitments. The Company is party to one minimum volume commitment for fresh water. The minimum volume commitment requires the Company to purchase a minimum volume of fresh water from a water supplier. The contract requires the Company to pay a fee associated with the contracted volumes regardless of the amount delivered. The Company also has non-cancellable agreements for information technology and geological and geophysical services. Future minimum annual payments under these agreements are as follows:

As of March 31, 2019
(in thousands)
2019	$4,453
2020	1,490
2021	745
2022	745
2023	744
Thereafter	—
Total	$8,177

Litigation. The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the ordinary course of business. It is the opinion of the Company's management that current claims and litigation involving the Company are not likely to have a material adverse effect on its Unaudited Consolidated Balance Sheet, Cash Flows or Statements of Operations.

13. Parent Guarantor

The condensed consolidating financial information as of and for the periods ended March 31, 2019 and 2018 presents the results of operations, financial position and cash flows of HighPoint Resources Corporation, or parent guarantor, and HighPoint Operating Corporation (f/k/a Bill Barrett), or subsidiary issuer, as well as the consolidating adjustments necessary to present HighPoint Resources Corporation's results on a consolidated basis. The parent guarantor fully and unconditionally guarantees the debt securities of the subsidiary issuer. The indentures governing those securities limit the ability of the subsidiary issuer to pay dividends or otherwise provide funding to the parent guarantor.

For the purpose of the following financial information, investments in subsidiaries are reflected in accordance with the equity method of accounting. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the parent and the subsidiary operated as independent entities.

Condensed Consolidating Balance Sheets

	As of March 31, 2019
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash equivalents	$—	$44,658	$—	$44,658
Accounts receivable, net of allowance for doubtful accounts	—	57,473	—	57,473
Other current assets	—	4,914	—	4,914
Property and equipment, net	—	2,096,160	—	2,096,160
Investment in subsidiaries	1,116,475	—	(1,116,475)	—
Noncurrent assets	—	9,331	—	9,331
Total assets	$1,116,475	$2,212,536	$(1,116,475)	$2,212,536
Liabilities and Stockholders' Equity:
Accounts payable and other accrued liabilities	$—	$135,762	$—	$135,762
Other current liabilities	—	113,993	—	113,993
Long-term debt	—	687,768	—	687,768
Deferred income taxes	—	109,823	—	109,823
Other noncurrent liabilities	—	48,715	—	48,715
Stockholders' equity	1,116,475	1,116,475	(1,116,475)	1,116,475
Total liabilities and stockholders' equity	$1,116,475	$2,212,536	$(1,116,475)	$2,212,536

	As of December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash equivalents	$—	$32,774	$—	$32,774
Accounts receivable, net of allowance for doubtful accounts	—	72,943	—	72,943
Other current assets	—	84,064	—	84,064
Property and equipment, net	—	2,029,523	—	2,029,523
Investment in subsidiaries	1,212,098	—	(1,212,098)	—
Noncurrent assets	—	33,156	—	33,156
Total assets	$1,212,098	$2,252,460	$(1,212,098)	$2,252,460
Liabilities and Stockholders' Equity:
Accounts payable and other accrued liabilities	$—	$131,379	$—	$131,379
Other current liabilities	—	116,806	—	116,806
Long-term debt	—	617,387	—	617,387
Deferred income taxes	—	139,534	—	139,534
Other noncurrent liabilities	—	35,256	—	35,256
Stockholders' equity	1,212,098	1,212,098	(1,212,098)	1,212,098
Total liabilities and stockholders' equity	$1,212,098	$2,252,460	$(1,212,098)	$2,252,460

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2019
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$—	$101,980	$—	$101,980
Operating expenses	—	(94,290)	—	(94,290)
General and administrative	—	(12,660)	—	(12,660)
Merger transaction expense	—	(2,414)	—	(2,414)
Interest expense	—	(13,679)	—	(13,679)
Interest income and other income (expense)	—	(104,877)	—	(104,877)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	(125,940)	—	(125,940)
(Provision for) benefit from income taxes	—	29,711	—	29,711
Equity in earnings (loss) of subsidiaries	(96,229)	—	96,229	—
Net income (loss)	$(96,229)	$(96,229)	$96,229	$(96,229)

	Three Months Ended March 31, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$—	$80,810	$—	$80,810
Operating expenses	—	(58,145)	—	(58,145)
General and administrative	—	(10,107)	—	(10,107)
Merger transaction expense	—	(4,763)	—	(4,763)
Interest expense	—	(13,090)	—	(13,090)
Interest income and other income (expense)	—	(19,642)	—	(19,642)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	(24,937)	—	(24,937)
(Provision for) benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(24,937)	—	24,937	—
Net income (loss)	$(24,937)	$(24,937)	$24,937	$(24,937)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2019
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$—	$77,683	$—	$77,683
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	—	(130,862)	—	(130,862)
Additions to furniture, fixtures and other	—	(1,309)	—	(1,309)
Other investing activities	—	(273)	—	(273)
Cash flows from financing activities:
Proceeds from debt	—	70,000	—	70,000
Principal payments on debt	—	(1,859)	—	(1,859)
Other financing activities	—	(1,496)	—	(1,496)
Change in cash and cash equivalents	—	11,884	—	11,884
Beginning cash and cash equivalents	—	32,774	—	32,774
Ending cash and cash equivalents	$—	$44,658	$—	$44,658

	Three Months Ended March 31, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$—	$54,317	$—	$54,317
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	—	(88,854)	—	(88,854)
Additions to furniture, fixtures and other	—	(122)	—	(122)
Payment of acquiree's debt associated with merger, net of cash acquired	—	(53,357)	—	(53,357)
Other investing activities	—	(157)	—	(157)
Cash flows from financing activities:
Principal payments on debt	—	(116)	—	(116)
Other financing activities	—	(1,485)	—	(1,485)
Change in cash and cash equivalents	—	(89,774)	—	(89,774)
Beginning cash and cash equivalents	—	314,466	—	314,466
Ending cash and cash equivalents	$—	$224,692	$—	$224,692

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

•
other uncertainties, including those factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2018 under the headings "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" and in Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q, all of which are difficult to predict.

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

Colorado Senate Bill 19-181 was signed into law on April 16, 2019, and it applies to operations occurring on and after that date. It authorizes local governments to approve the siting of and regulate the surface impacts from oil and natural gas development, and it empowers them to adopt requirements and impose conditions more stringent than state regulations. The statute changes the mission of the Colorado Oil and Gas Conservation Commission from fostering responsible and balanced development to regulating development to protect public health and the environment. It creates a new regulatory standard that requires the Commission to protect and minimize adverse impacts to public health and the environment and that omits references to cost effectiveness and technical feasibility. It requires the appointment of an interim nine member Commission with only one member (down from three) with industry experience. No later than July 2020, the Commission will transform into a five member full-time professional commission, including one member with industry expertise. The statute changes spacing and compulsory pooling requirements. It directs the Commission to undertake rulemaking on environmental protection, facility siting, cumulative impacts, flowlines, wells that are inactive, temporarily abandoned, or shut-in, financial assurance, wellbore integrity, and application fees. It also requires the Air Quality Control Commission to review its leak detection and repair rules and to adopt rules to further minimize emissions of hydrocarbons, volatile organic compounds, and nitrogen oxides. These rulemakings may create new approval and operating requirements; such requirements are unlikely to take effect until 2020. Senate Bill 19-181 and related rulemakings may have an adverse effect on our operations in certain respects, particularly in terms of costs and possible delays in the permitting process. However, we believe that the location of our assets in rural areas of Weld County, a jurisdiction generally supportive of oil and gas development, is likely to mitigate these impacts to a significant extent given the emphasis in the statute on increased local control of regulatory matters.

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

Commodity prices are inherently volatile and are influenced by many factors outside of our control. As of April 22, 2019, we have hedged 5,198,533 barrels of oil and 1,925,000 MMbtu of natural gas, or approximately 55% of our expected remaining 2019 production, 4,342,500 barrels of oil for 2020 and 181,000 barrels of oil for 2021 at price levels that provide some economic certainty to our cash flows. We focus our efforts on increasing oil, natural gas and NGLs reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future earnings and cash flows are dependent on our ability to manage our revenues and overall cost structure to a level that allows for profitable production.

We operate in one industry segment, which is the development and production of crude oil, natural gas and NGLs, and all of our operations are conducted in the Rocky Mountain region of the United States. Consequently, we currently report a single reportable segment.

For the three months ended March 31, 2019, as a result of the closing of the Merger on March 19, 2018, Fifth Creek's revenues and expenses are included in the Unaudited Consolidated Statement of Operations beginning on March 19, 2018.

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production	$101,705	$80,831	$20,874	26%
Other operating revenues	275	(21)	296	*nm
Total operating revenues	101,980	80,810	21,170	26%
Operating Expenses
Lease operating expense	11,277	6,251	5,026	80%
Gathering, transportation and processing expense	1,723	419	1,304	311%
Production tax expense	3,893	5,175	(1,282)	(25)%
Exploration expense	25	13	12	92%
Impairment, dry hole costs and abandonment expense	322	317	5	2%
(Gain) loss on sale of properties	(5)	408	(413)	*nm
Depreciation, depletion and amortization	72,610	40,985	31,625	77%
Unused commitments	4,469	4,538	(69)	(2)%
General and administrative expense (1)	12,660	10,107	2,553	25%
Merger transaction expense	2,414	4,763	(2,349)	(49)%
Other operating expenses, net	(24)	39	(63)	*nm
Total operating expenses	$109,364	$73,015	$36,349	50%
Production Data:
Oil (MBbls)	1,720	1,137	583	51%
Natural gas (MMcf)	3,756	2,562	1,194	47%
NGLs (MBbls)	452	350	102	29%
Combined volumes (MBoe)	2,798	1,914	884	46%
Daily combined volumes (Boe/d)	31,089	21,267	9,822	46%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$50.82	$60.45	$(9.63)	(16)%
Natural gas (per Mcf)	2.21	1.95	0.26	13%
NGLs (per Bbl)	13.29	20.31	(7.02)	(35)%
Combined (per Boe)	36.35	42.24	(5.89)	(14)%
Average Realized Prices with Hedging:
Oil (per Bbl)	$54.01	$53.00	$1.01	2%
Natural gas (per Mcf)	1.98	1.98	—	—%
NGLs (per Bbl)	13.29	20.31	(7.02)	(35)%
Combined (per Boe)	38.01	37.86	0.15	—%
Average Costs (per Boe):
Lease operating expense	$4.03	$3.27	$0.76	23%
Gathering, transportation and processing expense	0.62	0.22	0.40	182%
Production tax expense	1.39	2.70	(1.31)	(49)%
Depreciation, depletion and amortization	25.95	21.41	4.54	21%
General and administrative expense (1)	4.52	5.28	(0.76)	(14)%

*	Not meaningful.

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $2.7 million (or $0.97 per Boe) and $1.4 million (or $0.75 per Boe) for the three months ended March 31, 2019 and 2018, respectively.

Production Revenues and Volumes. Production revenues increased to $101.7 million for the three months ended March 31, 2019 from $80.8 million for the three months ended March 31, 2018. The increase in production revenues was due to a 46% increase in production volumes, offset by a 14% decrease in average realized prices before hedging. The increase in production volumes increased production revenues by approximately $32.1 million, while average realized prices before hedging decreased production revenues by approximately $11.2 million.

Lease Operating Expense. LOE increased to $4.03 per Boe for the three months ended March 31, 2019 from $3.27 per Boe for the three months ended March 31, 2018. The increase per Boe for the three months ended March 31, 2019 compared with the three months ended March 31, 2018 is primarily related to adverse weather impacting field operations in both Northeast Wattenberg and Hereford, along with compressor maintenance. In addition, first quarter LOE is typically higher compared to the remainder of the year due to increased seasonal operating costs.

Gathering, Transportation and Processing Expense. GTP expense increased to $0.62 per Boe for the three months ended March 31, 2019 from $0.22 per Boe for the three months ended March 31, 2018.

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

GTP expense for the three months ended March 31, 2019 of $0.62 per Boe is primarily associated with increased production volume from the Hereford Field. We expect GTP expense per Boe to increase in the future as we further develop and increase our production mix from the Hereford Field under the existing contractual arrangements.

Production Tax Expense. Total production taxes decreased to $3.9 million for the three months ended March 31, 2019 from $5.2 million for the three months ended March 31, 2018. Production tax expense for both periods included an annual true-up of Colorado ad valorem tax based on actual assessments and a true-up of the Colorado severance tax. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Excluding the ad valorem and severance tax adjustments, production taxes as a percentage of oil, natural gas and NGL sales were 8.5% and 8.9% for the three months ended March 31, 2019 and 2018, respectively.

Depreciation, Depletion and Amortization. DD&A increased to $72.6 million for the three months ended March 31, 2019 compared with $41.0 million for the three months ended March 31, 2018. The increase of $31.6 million was a result of a 46% increase in production and a 21% increase in the DD&A rate for the three months ended March 31, 2019 compared with the three months ended March 31, 2018. The increase in production accounted for a $18.9 million increase in DD&A expense while the increase in the DD&A rate accounted for a $12.7 million increase in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the three months ended March 31, 2019, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $25.95 per Boe compared with $21.41 per Boe for the three months ended March 31, 2018. The increase in the depletion rate of 21% is the result of year end 2018 reserve adjustments.

Unused Commitments. Unused commitments expense for each of the three months ended March 31, 2019 and 2018 consisted of $4.5 million related to gas transportation contracts. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay monthly transportation charges regardless of the amount of pipeline capacity utilized. The agreements expire July 31, 2021.

General and Administrative Expense. General and administrative expense increased to $12.7 million for the three months ended March 31, 2019 from $10.1 million for the three months ended March 31, 2018, primarily due to an increase in employee compensation and benefits associated with an increase in headcount. General and administrative expense on a Boe basis decreased from $5.28 for the three months ended March 31, 2018 to $4.52 for the three months ended March 31, 2019.

Included in general and administrative expense is long-term cash and equity incentive compensation of $2.7 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively. The components of long-term cash and equity incentive compensation for the three months ended March 31, 2019 and 2018 are shown in the following table:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Nonvested common stock	$1,797	$1,330
Nonvested common stock units	293	170
Nonvested performance cash units (1)	632	(73)
Total	$2,722	$1,427

(1)
The nonvested performance cash units are accounted for as liability awards and will be settled in cash for the performance metrics that are met. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

Merger Transaction Expense. Merger transaction expense was $2.4 million and $4.8 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Transaction expenses included severance, consulting, advisory, legal and other merger-related fees that were not capitalized as part of the Merger.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a loss of $105.2 million for the three months ended March 31, 2019 compared with a loss of $20.3 million for the three months ended March 31, 2018. The loss for the three months ended March 31, 2019 compared to the loss for the three months ended March 31, 2018 was related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of March 31, 2019 and 2018.

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

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Realized gain (loss) on derivatives (1)	$4,649	$(8,388)
Prior year unrealized (gain) loss transferred to realized (gain) loss (1)	(19,759)	6,094
Unrealized gain (loss) on derivatives (1)	(90,081)	(18,039)
Total commodity derivative gain (loss)	$(105,191)	$(20,333)

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

During the three months ended March 31, 2019, approximately 89% of our oil volumes and 34% of our natural gas volumes were subject to financial hedges, which resulted in increased oil income of $5.5 million and decreased natural gas income of $0.9 million after settlements. During the three months ended March 31, 2018, approximately 75% of our oil volumes and 17% of our natural gas volumes were subject to financial hedges, which resulted in decreased oil income of $8.5 million and increased natural gas income of $0.1 million after settlements.

Income Tax (Expense) Benefit. For the three months ended March 31, 2019, an income tax benefit was recognized in the amount of $29.7 million. For the year ended December 31, 2018, we determined that it was more likely than not that we would be able to realize a portion of our deferred tax assets. This determination was made by considering all available evidence in assessing the need for a valuation allowance. Such evidence included the scheduled reversal of deferred tax liabilities, assets acquired in connection with the Merger and their classification as proved or unproved, current and projected future taxable income and tax planning strategies. In making this assessment, judgment is required in considering the relative weight of negative and positive evidence. As a result of the analysis conducted, we reversed a majority of the valuation allowance on certain deferred tax assets. We continue to consider all available evidence in assessing the need for a valuation allowance on our deferred tax assets. No income tax expense or benefit was recognized as of March 31, 2018 as a result of a full valuation allowance against our deferred tax assets.

Capital Resources and Liquidity

Our primary sources of liquidity since our formation have been net cash provided by operating activities, sales and other issuances of equity and debt securities, bank credit facilities, proceeds from sale-leasebacks, joint exploration agreements and sales of interests in properties. Our primary use of capital has been for the development, exploration and acquisition of oil and natural gas properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources available to us to meet our future financial obligations, fund planned capital expenditure activities and ensure adequate liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources being available to us. We believe that we have sufficient liquidity available to us from cash on hand, cash flows from operations and under our Amended Credit Facility for our planned uses of capital for the remainder of 2019 and for 2020.

On September 14, 2018, we entered into the Amended Credit Facility to incorporate the proved reserves and assets acquired in the Merger. The Amended Credit Facility provides for a maximum credit amount of $1.5 billion, an initial elected commitment amount of $500.0 million, and an initial borrowing base of $500.0 million, with interest rates and commitment fees unchanged. At December 31, 2018, we had cash and cash equivalents of $32.8 million and no amounts outstanding under the Amended Credit Facility. At March 31, 2019, we had cash and cash equivalents of $44.7 million and $70.0 million outstanding under the Amended Credit Facility. Our effective borrowing capacity as of March 31, 2019 was reduced by $26.0 million to $404.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement.

Cash Flow from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2019 and 2018 was $77.7 million and $54.3 million, respectively. The increase in net cash provided by operating activities was primarily due to an increase in production revenues.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts and cashless collars to receive fixed prices for a portion of our production. At March 31, 2019, we had in place crude oil swaps covering portions of our 2019 and 2020 production, natural gas swaps covering portions of our 2019 production and crude oil cashless collars covering portions of our 2019 production.

The following table includes all hedges entered into through April 22, 2019.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Index Price (1)
Swap Contracts:
2019
Oil	4,646,533	Bbls	$59.07			WTI
Natural gas	1,925,000	MMBtu	$2.11			NWPL
2020
Oil	4,342,500	Bbls	$59.54			WTI
2021
Oil	181,000	Bbls	$57.13			WTI
Cashless Collars:
2019
Oil	552,000	Bbls		$55.00	$77.56	WTI
Total

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

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Three Months Ended March 31,
Basin/Area	2019	2018
	(in millions)
DJ Basin	$123.5	$112.0
Other	2.6	0.1
Total	$126.1	$112.1

	Three Months Ended March 31,
	2019	2018
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$0.3	$0.5
Drilling, development, exploration and exploitation of oil and natural gas properties	111.9	98.1
Gathering and compression facilities	8.4	13.4
Geologic and geophysical costs	2.9	—
Furniture, fixtures and equipment	2.6	0.1
Total	$126.1	$112.1

Our current estimated capital expenditure budget for 2019 is $350.0 million to $380.0 million. The budget includes facilities costs and excludes acquisitions. We may adjust capital expenditures as business conditions and operating results warrant. The amount, timing and allocation of capital expenditures is generally discretionary and within our control. If oil, natural gas and NGL prices decline to below acceptable levels or costs increase above acceptable levels, we could choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity. We would generally do this by prioritizing capital projects to first focus on those that we believe will have the highest expected risk-adjusted financial returns and ability to generate near-term cash flow.

We believe that we have sufficient available liquidity with available cash on hand, cash under the Amended Credit Facility and cash flow from operations to fund our 2019 and 2020 capital expenditures. Future cash flows are subject to a number of variables, including our level of oil and natural gas production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures.

Financing Activities

Amended Credit Facility. We had $70.0 million and zero outstanding under the Amended Credit Facility as of March 31, 2019 and December 31, 2018, respectively. On September 14, 2018, we entered into the Amended Credit Facility to incorporate the proved reserves and assets acquired in the Merger. The Amended Credit Facility provides for a maximum credit amount of $1.5 billion, an initial elected commitment amount of $500.0 million, and an initial borrowing base of $500.0 million, with interest rates and commitment fees unchanged. The Amended Credit Facility extended the maturity date of the facility to September 14, 2023. Borrowing bases are computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by our lenders, as well as any other outstanding debt. Lower commodity prices will generally result in a lower borrowing base.

We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. We expect to be in compliance with all financial covenants based on the 2019 budget at current commodity prices.

Our outstanding debt is summarized below:

		As of March 31, 2019			As of December 31, 2018
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility	September 14, 2023	$70,000	$—	$70,000	$—	$—	$—
7.0% Senior Notes	October 15, 2022	350,000	(3,000)	347,000	350,000	(3,210)	346,790
8.75% Senior Notes	June 15, 2025	275,000	(4,232)	270,768	275,000	(4,403)	270,597
Lease Financing Obligation	August 10, 2020	—	—	—	1,859	—	1,859
Total Debt		$695,000	$(7,232)	$687,768	$626,859	$(7,613)	$619,246
Less: Current Portion of Long-Term Debt		—	—	—	1,859	—	1,859
Total Long-Term Debt (1)		$695,000	$(7,232)	$687,768	$625,000	$(7,613)	$617,387

(1)	See Note 5 for additional information.

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

Contractual Obligations. A summary of our contractual obligations as of March 31, 2019 is provided in the following table:

	Payments Due by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	Twelve Months Ended March 31, 2020	Twelve Months Ended March 31, 2021	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2023	Twelve Months Ended March 31, 2024	After March 31, 2024
	(in thousands)
Notes payable (1)	$460	$—	$—	$70,000	$—	$—	$70,460
7.0% Senior Notes (2)	24,500	24,500	24,500	374,500	—	—	448,000
8.75% Senior Notes (3)	24,063	24,063	24,063	24,063	24,063	311,091	431,406
Firm transportation agreements (4)	17,806	18,400	6,133	—	—	—	42,339
Gas gathering and processing agreements (5)(6)	8,819	2,124	1,496	—	—	—	12,439
Asset retirement obligations (7)	3,648	1,023	1,131	1,042	1,325	22,803	30,972
Derivative liability (8)	5,850	894	—	—	—	—	6,744
Operating Leases (9)	1,305	2,224	2,171	1,983	2,037	9,144	18,864
Other (10)	4,825	1,303	745	745	559	—	8,177
Total	$91,276	$74,531	$60,239	$472,333	$27,984	$343,038	$1,069,401

(1)
Included in notes payable is the outstanding principal amount under our Amended Credit Facility due September 14, 2023. This table does not include future commitment fees, interest expense or other fees on our Amended Credit Facility because the Amended Credit Facility is a floating rate instrument, and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. Also included in notes payable includes interest on a $26.0 million letter of credit that accrues interest at 2.0% and 0.125% per annum for participation fees and fronting fees, respectively. The expected term of the letter of credit is January 31, 2020.

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

(5)
Includes a gas gathering and processing contract which requires us to deliver a minimum volume of natural gas to a midstream entity for gathering and processing on a monthly basis. The contract requires us to pay a fee associated with the contracted volumes regardless of the amount delivered.

(6)
Includes a reimbursement obligation of $6.5 million. The reimbursement obligation requires us to pay a monthly gathering and processing fee per Mcf of production over a one year period to reimburse a midstream entity for its costs to construct gas gathering and processing facilities. If the costs are not reimbursed by us via the monthly gathering and processing fees through August 2019, we must pay the difference.

(7)
Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See "Critical Accounting Policies and Estimates" in Part II, Item 7 of HighPoint Resources' Annual Report on Form 10-K for the year ended December 31, 2018 for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.

(8)
Derivative liability represents the net fair value for oil, gas and NGL commodity derivatives presented as liabilities in our Unaudited Consolidated Balance Sheets as of March 31, 2019. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market fluctuations. See "Critical Accounting Policies and Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 and in "Commodity Hedging Activities" above in this Quarterly Report on Form 10-Q for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.

(9)
Operating leases primarily includes office leases. Also included are leases of operations equipment which are shown as gross amounts that we are financially committed to pay. However, we will record in our financial statements our proportionate share based on our working interest, which will vary from property to property.

(10)
Primarily includes a fresh water commitment contract which requires us to purchase a minimum volume of fresh water from a supplier. The contract requires us to pay a fee associated with the contracted volumes regardless of the amount delivered.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2019.

Trends and Uncertainties

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of trends and uncertainties that may affect our financial condition or liquidity. Also see "Risk Factors" in Part II of this report.

Critical Accounting Policies and Estimates

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 and the notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a description of critical accounting policies and estimates.

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

Commodity Price Risk

Our primary market risk exposure is to the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. oil and natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the three months ended March 31, 2019, our income before income taxes would have decreased by approximately $0.2 million for each $5.00 per barrel decrease in crude oil prices, approximately $0.2 million for each $0.10 decrease per MMBtu in natural gas prices and approximately $0.4 million for each $1.00 per barrel decrease in NGL prices.

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

As of April 22, 2019, we have swap contracts related to oil and natural gas volumes in place for the following periods indicated:

	April – December 2019		For the year 2020		For the year 2021
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	4,646,533	$59.07	4,342,500	$59.54	181,000	$57.13
Natural Gas (MMbtu)	1,925,000	$2.11			—	$—

As of April 22, 2019, we have cashless collars related to oil volumes in place for the following periods indicated:

	April – December 2019
	Derivative Volumes	Weighted Average Floor Price	Weighted Average Ceiling Price
Oil (Bbls)	552,000	$55.00	$77.56

Further detail of these hedges is summarized in the table presented under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities."

Interest Rate Risk

At March 31, 2019, we had $70.0 million outstanding under our Amended Credit Facility, which bears interest at floating rates. The weighted average annual interest rate incurred on this debt for the three months ended March 31, 2019 was 4.0%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the three months ended March 31, 2019 would have resulted in an estimated $0.1 million increase in interest expense assuming a similar average debt level to the three months ended March 31, 2019. There were no borrowings under the Amended Credit Facility during 2018. We also had $350.0 million principal amount of 7.0% Senior Notes and $275.0 million principal amount of 8.75% Senior Notes outstanding at March 31, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2019.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the first fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, in the Annual Report on Form10-K, we received initial and supplemental EPA "Section 114" mandatory information directives, as well as parallel "compliance advisories" from the Colorado Department of Public Health and Environment ("CDPHE"). These directives led to settlement negotiations with EPA and CDPHE. In April 2019, we entered into a consent decree with the EPA and the CDPHE to resolve these matters. Upon final approval by the Court, we will pay a fine of $275,000 to the United States and $55,000 to the State of Colorado, conduct a supplemental environmental project estimated to cost up to $220,000 and undertake certain operational enhancements.

Item 1A. Risk Factors.

There have been no material changes or updates to the risk factors previously disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2018. An investment in our securities involves various risks. When considering an investment in our Company, you should carefully consider all of the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent reports filed with the SEC. These risks and uncertainties are not the only ones facing us, and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended March 31, 2019:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2019	—	$—	—	—
February 1 – 28, 2019	549,634	2.70	—	—
March 1 – 31, 2019	—	—	—	—
Total	549,634	2.70	—	—

(1)	Represents shares delivered by employees to satisfy tax withholding obligations resulting from the vesting of restricted shares of common stock issued pursuant to our employee incentive plans.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

Exhibit Number	Description of Exhibits

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHPOINT RESOURCES CORPORATION

Date:	May 6, 2019	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 6, 2019	By:	/s/ David R. Macosko
David R. Macosko
Senior Vice President-Accounting
(Principal Accounting Officer)