Form 10-Q
period 2019-06-30
HighPoint Resources Corp
filed 2019-08-05
CIK 1725526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 333-222275

HighPoint Resources Corporation
(Exact name of registrant as specified in its charter)

Delaware	82-3620361
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 17th Street, Suite 3700
Denver, Colorado 80202
(Address of principal executive offices, including zip code)

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

There were 213,885,715 shares of $0.001 par value common stock outstanding on July 22, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2019	December 31, 2018
	(in thousands, except share data)
Assets:
Current Assets:
Cash and cash equivalents	$16,112	$32,774
Accounts receivable, net of allowance for doubtful accounts	54,440	72,943
Derivative assets	12,164	81,166
Prepayments and other current assets	4,999	2,898
Total current assets	87,715	189,781
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	2,432,896	2,195,310
Unproved oil and gas properties, excluded from amortization	468,885	468,208
Furniture, equipment and other	28,987	20,662
	2,930,768	2,684,180
Accumulated depreciation, depletion, amortization and impairment	(793,104)	(654,657)
Total property and equipment, net	2,137,664	2,029,523
Derivative assets	7,062	27,289
Other noncurrent assets	6,247	5,867
Total	$2,238,688	$2,252,460
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$119,809	$131,379
Amounts payable to oil and gas property owners	32,869	55,792
Production taxes payable	51,086	59,155
Current portion of long-term debt	—	1,859
Total current liabilities	203,764	248,185
Long-term debt, net of debt issuance costs	768,149	617,387
Asset retirement obligations	22,396	27,330
Deferred income taxes	109,933	139,534
Other noncurrent liabilities	18,053	7,926
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.001 par value; authorized 400,000,000 shares; 213,898,734 and 212,477,101 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively, with 3,406,134 and 2,912,166 shares subject to restrictions, respectively	210	210
Additional paid-in capital	1,774,164	1,771,730
Retained earnings (accumulated deficit)	(657,981)	(559,842)
Treasury stock, at cost: zero shares at June 30, 2019 and December 31, 2018	—	—
Total stockholders' equity	1,116,393	1,212,098
Total	$2,238,688	$2,252,460
See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Operating Revenues:
Oil, gas and NGL production	$107,486	$110,118	$209,191	$190,949
Other operating revenues, net	98	280	373	259
Total operating revenues	107,584	110,398	209,564	191,208
Operating Expenses:
Lease operating expense	10,772	7,594	22,049	13,845
Gathering, transportation and processing expense	1,742	1,012	3,465	1,431
Production tax expense	8,905	9,684	12,798	14,859
Exploration expense	12	7	37	20
Impairment, dry hole costs and abandonment expense	995	108	1,317	425
(Gain) loss on sale of properties	2,906	564	2,901	972
Depreciation, depletion and amortization	72,612	52,175	145,222	93,160
Unused commitments	4,352	4,572	8,821	9,110
General and administrative expense	12,401	11,624	25,061	21,731
Merger transaction expense	—	1,277	2,414	6,040
Other operating expenses, net	4	9	(20)	48
Total operating expenses	114,701	88,626	224,065	161,641
Operating Income (Loss)	(7,117)	21,772	(14,501)	29,567
Other Income and Expense:
Interest and other income	154	701	468	1,392
Interest expense	(14,381)	(13,093)	(28,060)	(26,183)
Commodity derivative gain (loss)	19,544	(56,286)	(85,647)	(76,619)
Total other income and expense	5,317	(68,678)	(113,239)	(101,410)
Income (Loss) before Income Taxes	(1,800)	(46,906)	(127,740)	(71,843)
(Provision for) Benefit from Income Taxes	(110)	—	29,601	—
Net Income (Loss)	$(1,910)	$(46,906)	$(98,139)	$(71,843)
Net Income (Loss) Per Common Share, Basic	$(0.01)	$(0.22)	$(0.47)	$(0.43)
Net Income (Loss) Per Common Share, Diluted	$(0.01)	$(0.22)	$(0.47)	$(0.43)
Weighted Average Common Shares Outstanding, Basic	210,377,152	209,393,002	210,155,678	166,731,287
Weighted Average Common Shares Outstanding, Diluted	210,377,152	209,393,002	210,155,678	166,731,287
See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Operating Activities:
Net Income (Loss)	$(98,139)	$(71,843)
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	145,222	93,160
Deferred income taxes	(29,601)	—
Impairment, dry hole costs and abandonment expense	1,317	425
Commodity derivative (gain) loss	85,647	76,619
Settlements of commodity derivatives	3,656	(23,848)
Stock compensation and other non-cash charges	6,980	3,490
Amortization of deferred financing costs	1,275	1,131
(Gain) loss on sale of properties	2,901	972
Change in operating assets and liabilities:
Accounts receivable	18,475	(4,197)
Prepayments and other assets	(1,463)	(1,089)
Accounts payable, accrued and other liabilities	(6,733)	(36,033)
Amounts payable to oil and gas property owners	(22,923)	25,532
Production taxes payable	(8,069)	4,568
Net cash provided by (used in) operating activities	98,545	68,887
Investing Activities:
Additions to oil and gas properties, including acquisitions	(258,153)	(220,816)
Additions of furniture, equipment and other	(3,574)	(470)
Repayment of debt associated with merger, net of cash acquired	—	(53,357)
Proceeds from sale of properties	1,334	194
Other investing activities	(1,432)	336
Net cash provided by (used in) investing activities	(261,825)	(274,113)
Financing Activities:
Proceeds from debt	150,000	—
Principal payments on debt	(1,859)	(232)
Other financing activities	(1,523)	(1,629)
Net cash provided by (used in) financing activities	146,618	(1,861)
Increase (Decrease) in Cash and Cash Equivalents	(16,662)	(207,087)
Beginning Cash and Cash Equivalents	32,774	314,466
Ending Cash and Cash Equivalents	$16,112	$107,379
See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2017	$109	$1,279,507	$(681,062)	$—	$598,554
Restricted stock activity and shares exchanged for tax withholding	—	—	—	(1,462)	(1,462)
Stock-based compensation	—	4,185	—	—	4,185
Retirement of treasury stock	—	(1,462)	—	1,462	—
Issuance of common stock, merger	100	483,900	—	—	484,000
Net income (loss)	—	—	(24,937)	—	(24,937)
Balance at March 31, 2018	$209	$1,766,130	$(705,999)	$—	$1,060,340
Restricted stock activity and shares exchanged for tax withholding	—	—	—	(28)	(28)
Stock-based compensation	—	1,797	—	—	1,797
Retirement of treasury stock	—	(28)	—	28	—
Net income (loss)	—	—	(46,906)	—	(46,906)
Balance at June 30, 2018	$209	$1,767,899	$(752,905)	$—	$1,015,203
Restricted stock activity and shares exchanged for tax withholding	1	—	—	(43)	(42)
Stock-based compensation	—	1,996	—	—	1,996
Retirement of treasury stock	—	(43)	—	43	—
Net income (loss)	—	—	(29,360)	—	(29,360)
Balance at September 30, 2018	$210	$1,769,852	$(782,265)	$—	$987,797
Restricted stock activity and shares exchanged for tax withholding	—	—	—	(2)	(2)
Stock-based compensation	—	1,880	—	—	1,880
Retirement of treasury stock	—	(2)	—	2	—
Net income (loss)	—	—	222,423	—	222,423
Balance at December 31, 2018	$210	$1,771,730	$(559,842)	$—	$1,212,098
Restricted stock activity and shares exchanged for tax withholding	—	—	—	(1,484)	(1,484)
Stock-based compensation	—	2,090	—	—	2,090
Retirement of treasury stock	—	(1,484)	—	1,484	—
Net income (loss)	—	—	(96,229)	—	(96,229)
Balance at March 31, 2019	$210	$1,772,336	$(656,071)	$—	$1,116,475
Restricted stock activity and shares exchanged for tax withholding	—	—	—	(22)	(22)
Stock-based compensation	—	1,850	—	—	1,850
Retirement of treasury stock	—	(22)	—	22	—
Net income (loss)	—	—	(1,910)	—	(1,910)
Balance at June 30, 2019	$210	$1,774,164	$(657,981)	$—	$1,116,393
See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2019

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

Accounts Receivable. Accounts receivable is comprised of the following:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Oil, gas and NGL sales	$42,248	$44,860
Due from joint interest owners	11,293	27,435
Other	900	754
Allowance for doubtful accounts	(1)	(106)
Total accounts receivable	$54,440	$72,943

Oil and Gas Properties. The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company's oil, natural gas and NGL producing activities:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Proved properties	$670,270	$663,485
Wells and related equipment and facilities	1,647,456	1,438,092
Support equipment and facilities	90,690	75,392
Materials and supplies	24,480	18,341
Total proved oil and gas properties	$2,432,896	$2,195,310
Unproved properties	321,206	328,409
Wells and facilities in progress	147,679	139,799
Total unproved oil and gas properties, excluded from amortization	$468,885	$468,208
Accumulated depreciation, depletion, amortization and impairment	(785,345)	(642,645)
Total oil and gas properties, net	$2,116,436	$2,020,873

The Company reviews oil and natural gas properties for impairment on a quarterly basis or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future net cash flows of its oil and gas properties using proved and risked probable and possible reserves based on an analysis of quantitative and qualitative factors existing as of the balance sheet date including the Company's development plans and best estimate of future production, commodity pricing, reserve risking, gathering and transportation deductions, production tax rates, lease operating expenses and future development costs. The Company compares such undiscounted future net cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the oil and gas properties, no impairment is taken. If the carrying amount of a property exceeds the undiscounted future net cash flows, the Company will impair the carrying value to fair value. The factors used to determine fair value may include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Accrued drilling, completion and facility costs	$75,984	$69,830
Accrued lease operating, gathering, transportation and processing expenses	7,398	6,970
Accrued general and administrative expenses	7,326	8,774
Accrued interest payable	6,852	6,758
Accrued merger transaction expenses	—	550
Trade payables	13,757	31,057
Operating lease liability	730	—
Other	7,762	7,440
Total accounts payable and accrued liabilities	$119,809	$131,379

Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Environmental liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Under Wyoming law, the Company is exposed to potential obligations for plugging and abandoning wells, and associated reclamation, for assets that were sold to other industry parties in prior years. When such third parties are unable to fulfill their contractual obligations to the Company as provided for in purchase and sale agreements, landowners, as well as the Bureau of Land Management, may demand that the Company perform such activities.

Revenue Recognition. All of the Company's sales of oil, gas and NGLs are made under contracts with customers, whereby revenues are recognized when the Company satisfies its performance obligations and the customer obtains control of the product. Performance obligations under the Company's contracts with customers are typically satisfied at a point-in-time through monthly delivery of oil, gas and/or NGLs. Accordingly, at the end of the reporting period, the Company does not have any unsatisfied performance obligations. The Company's contracts with customers typically include variable consideration based on monthly pricing tied to local indices and volumes delivered in the current month. The nature of the Company's contracts with customers does not require the Company to constrain variable consideration for accounting purposes. As of June 30, 2019, the Company had open contracts with customers with terms of 1 month to 19 years, as well as evergreen contracts that renew on a periodic basis if not canceled by the Company or the customer. The Company's contracts with customers typically require payment within one month of delivery.

Under the Company's contracts with customers, natural gas and its components, including NGLs, are either sold to a midstream entity (which processes the natural gas and subsequently sells the resulting residue gas and NGLs) or are sold to a gas or NGL purchaser after being processed by a third party for a fee. Regardless of the contract structure type, the terms of these contracts compensate the Company for the value of the residue gas and NGLs at current market prices for each product. The Company's oil is sold to multiple oil purchasers at specific delivery points at or near the wellhead. All costs incurred to gather, transport and/or process the Company's oil, gas and NGLs after control has transferred to the customer are considered components of the consideration received from the customer and therefore are recorded in oil, gas and NGL production revenues in the Unaudited Consolidated Statements of Operations. All costs incurred prior to the transfer of control to the customer are included in gathering, transportation and processing expense in the Unaudited Consolidated Statements of Operations.

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

Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or liabilities are settled. Deferred income taxes also include tax credits and net operating losses that are available to offset future income taxes. Deferred income taxes are measured by applying currently enacted tax rates. A valuation allowance is recorded if it is more likely than not that all or some portion of the Company's deferred tax assets will not be realized. The Company regularly assesses the realizability of the deferred tax assets considering all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, planning strategies and results of recent operations. The assumptions about future taxable income require significant judgment to determine if a valuation allowance is required. Changes to the Company's development plans, changes in market prices for hydrocarbons, changes in operating results, or other factors could change the valuation allowance in future periods, resulting in recognition of a tax expense or benefit.

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of June 30, 2019.

Comprehensive Income. The Company has no elements of other comprehensive income, therefore, the Company's net income (loss) on the Unaudited Consolidated Statements of Operations represents comprehensive income.

Earnings/Loss Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested shares of common stock. As the Company was in a net loss position, all potentially dilutive securities were anti-dilutive for the three and six months ended June 30, 2019 and 2018.

The following table sets forth the calculation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net income (loss)	$(1,910)	$(46,906)	$(98,139)	$(71,843)
Basic weighted-average common shares outstanding in period	210,377	209,393	210,156	166,731
Diluted weighted-average common shares outstanding in period	210,377	209,393	210,156	166,731
Basic net income (loss) per common share	$(0.01)	$(0.22)	$(0.47)	$(0.43)
Diluted net income (loss) per common share	$(0.01)	$(0.22)	$(0.47)	$(0.43)

New Accounting Pronouncements. In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The objective of this update is to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The standard will only impact the Company's disclosures.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments, Credit Losses. The objective of this update is to amend current impairment guidance by adding an impairment model (known as the current expected credit loss model ("CECL")) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The Company does not believe the standard will have a material impact on the Company's financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, followed by additional accounting standards updates that provided additional practical expedients and policy election options (collectively, Accounting Standards Codification Topic 842 ("ASC 842")). The objective of ASC 842 was to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASC 842 was effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective method and elected the option to not apply ASC 842 to comparative periods. The Company also elected the following practical expedients:

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

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash paid for interest	$26,689	$25,058
Cash paid for income taxes	—	—
Cash paid for amounts included in the measurements of lease liabilities:
Cash paid for operating leases	595	—
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations
Operating leases (1)	14,955	—
Non-cash investing and financing activities:
Accounts payable and accrued liabilities - oil and gas properties	87,109	79,792
Change in asset retirement obligations, net of disposals	(5,022)	7,887
Retirement of treasury stock	(1,506)	(1,490)
Properties exchanged in non-cash transactions	4,561	—
Issuance of common stock for Merger	—	484,000

(1)	Excludes the reclassifications of lease incentives and deferred rent balances.

4. Divestiture and Merger

Divestiture

On May 1, 2019, the Company completed the sale of certain non-core assets, primarily low producing or shut-in vertical wells, in the DJ Basin in exchange for the relief of $7.7 million of plugging liabilities associated with these properties. The sale resulted in a loss of $2.3 million, which was recognized in loss on sale of properties in the Company's Unaudited Consolidated Statements of Operations.

2018 Merger with Fifth Creek Energy Operating Company, LLC

On March 19, 2018, the Company completed the Merger with Fifth Creek. The Merger was effected through the issuance of 100 million shares of the Company's common stock, with a fair value of $484.0 million on the date of closing, and the repayment of $53.9 million of Fifth Creek debt. In connection with the Merger, the Company incurred costs of $19.2 million of severance, consulting, advisory, legal and other merger-related fees, all of which were expensed and included in merger transaction expense in the Company's Unaudited Consolidated Statements of Operations.

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

Additionally, pro forma earnings for the three months ended June 30, 2018 were adjusted to exclude merger-related costs of $1.3 million incurred by the Company. Pro forma earnings for the six months ended June 30, 2019 and 2018 were adjusted to exclude merger-related costs of $2.4 million and $6.0 million, respectively, incurred by the Company and zero and $4.0 million, respectively, incurred by Fifth Creek. The pro forma results of operations do not include any cost savings or other synergies that may have occurred as a result of the acquisition or any estimated costs that have been incurred by the Company to integrate the Fifth Creek assets. The pro forma condensed combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the acquisition taken place on January 1, 2018; furthermore, the financial information is not intended to be a projection of future results.

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2019	2018
	(in thousands, except per share data)
Revenues	$110,398	$209,564	$207,140
Net Income (Loss) (1)	(45,629)	(95,725)	(69,733)
Net Income (Loss) per Common Share, Basic (1)	(0.22)	(0.46)	(0.33)
Net Income (Loss) per Common Share, Diluted (1)	(0.22)	(0.46)	(0.33)

(1)
The pro forma information for the six months ended June 30, 2019 includes adjustments for merger-related costs of $2.4 million. There were no pro forma adjustments subsequent to the three months ended March 31, 2019.

5. Long-Term Debt

The Company's outstanding debt is summarized below:

		As of June 30, 2019			As of December 31, 2018
	Maturity Date	Principal	Debt Issuance Costs	Carrying Amount	Principal	Debt Issuance Costs	Carrying Amount
		(in thousands)
Amended Credit Facility (1)	September 14, 2023	$150,000	$—	$150,000	$—	$—	$—
7.0% Senior Notes (2)	October 15, 2022	350,000	(2,791)	347,209	350,000	(3,210)	346,790
8.75% Senior Notes (3)	June 15, 2025	275,000	(4,060)	270,940	275,000	(4,403)	270,597
Lease Financing Obligation (4)	August 10, 2020	—	—	—	1,859	—	1,859
Total Debt		$775,000	$(6,851)	$768,149	$626,859	$(7,613)	$619,246
Less: Current Portion of Long-Term Debt (5)		—	—	—	1,859	—	1,859
Total Long-Term Debt		$775,000	$(6,851)	$768,149	$625,000	$(7,613)	$617,387

(1)	The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure and on financing terms currently available to the Company.

(2)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $332.6 million and $329.7 million as of June 30, 2019 and December 31, 2018, respectively, based on reported market trades of these instruments.

(3)
The aggregate estimated fair value of the 8.75% Senior Notes was approximately $264.7 million as of June 30, 2019 and December 31, 2018, respectively, based on reported market trades of these instruments.

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

Amended Credit Facility

The Company's revolving bank credit facility (the "Amended Credit Facility"), has a maturity date of September 14, 2023, a maximum credit amount of $1.5 billion, an initial elected commitment amount of $500.0 million and an initial borrowing base of $500.0 million. The Company had $150.0 million and zero outstanding under the Amended Credit Facility as of

June 30, 2019 and December 31, 2018, respectively. As credit support for future payments under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the available borrowing capacity under the Amended Credit Facility as of June 30, 2019 to $324.0 million.

Interest rates are either adjusted LIBOR plus applicable margins of 1.5% to 2.5% or an alternate base rate plus applicable margins of 0.5% to 1.5%, and the unused commitment fee is between 0.375% and 0.5%. The applicable margin and the unused commitment fee rate are determined based on borrowing base utilization. The weighted average annual interest rate incurred on the Amended Credit Facility was 4.2% and 4.1%, respectively, for the three and six months ended June 30, 2019.

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

6. Asset Retirement Obligations

A reconciliation of the Company's asset retirement obligations for the six months ended June 30, 2019 is as follows (in thousands):

As of December 31, 2018	$29,655
Liabilities incurred	2,347
Liabilities settled	(789)
Disposition of properties (1)	(7,668)
Accretion expense	771
Revisions to estimate	1,088
As of June 30, 2019	$25,404
Less: Current asset retirement obligations	3,008
Long-term asset retirement obligations	$22,396

(1)	See additional information regarding disposition of properties in Note 4.

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of June 30, 2019
Financial Assets
Cash equivalents	$4,344	$—	$—	$4,344
Deferred compensation plan	1,816	—	—	1,816
Commodity derivatives	—	26,387	—	26,387
Financial Liabilities
Commodity derivatives	—	7,236	—	7,236
As of December 31, 2018
Financial Assets
Cash equivalents	$12,188	$—	$—	$12,188
Deferred compensation plan	1,392	—	—	1,392
Commodity derivatives	—	109,494	—	109,494
Financial Liabilities
Commodity derivatives	—	1,039	—	1,039

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in the Company's consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Oil and gas properties – Oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable. If an impairment is necessary, the fair value is estimated by using either a market approach based on recent sales prices of comparable properties and/or indications from marketing activities or by using the income valuation technique, which involves calculating the present value of future net revenues. The present value, net of estimated operating and development costs, is calculated using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows, predominantly all of which are designated as Level 3 inputs within the fair value hierarchy. No properties were reduced to fair value during the three or six month periods ended June 30, 2019 and 2018.

Additional Fair Value Disclosures

Long-term Debt – Long-term debt is not presented at fair value on the Unaudited Consolidated Balance Sheets, as it is recorded at carrying value, net of unamortized debt issuance costs. The fair values of the Company's fixed rate 7.0% Senior Notes and 8.75% Senior Notes totaled $597.3 million and $594.4 million as of June 30, 2019 and December 31, 2018, respectively. The fair values of the Company's fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.

There is no active, public market for the Amended Credit Facility. The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure based on the LIBOR spread, secured interest, and the Company's borrowing base utilization. The Amended Credit Facility had a balance of $150.0 million as of June 30, 2019 and zero as of December 31, 2018. The fair value measurements for the Amended Credit Facility represent Level 2 inputs.

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

	As of June 30, 2019
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$18,554	$(6,390)	(1)	$12,164
Derivative assets (noncurrent)	7,833	(771)	(1)	7,062
Total derivative assets	$26,387	$(7,161)		$19,226

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
	(in thousands)
Accounts payable and accrued liabilities	$(6,465)	$6,390	(1)	$(75)
Other noncurrent liabilities	(771)	771	(1)	—
Total derivative liabilities	$(7,236)	$7,161		$(75)

	As of December 31, 2018
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$82,205	$(1,039)	(1)	$81,166
Derivative assets (noncurrent)	27,289	—	(1)	27,289
Total derivative assets	$109,494	$(1,039)		$108,455

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
	(in thousands)
Accounts payable and accrued liabilities	$(1,039)	$1,039	(1)	$—
Other noncurrent liabilities	—	—		—
Total derivative liabilities	$(1,039)	$1,039		$—

(1)	Asset and liability balances with the same counterparty are presented as a net asset or liability on the Unaudited Consolidated Balance Sheets.

As of June 30, 2019, the Company had swap contracts in place to hedge the following volumes for the periods indicated:

	July – December 2019		For the year 2020		For the year 2021
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	3,076,743	$59.01	4,434,500	$59.44	181,000	$57.13
Natural Gas (MMbtu)	1,288,000	$2.11	—	$—	—	$—

As of June 30, 2019, the Company had cashless collars (purchased put options and written call options) in place to hedge the following volumes for the periods indicated:

	July – December 2019
	Derivative Volumes	Weighted Average Floor Price	Weighted Average Ceiling Price
Oil (Bbls)	552,000	$55.00	$77.56

The Company's derivative financial instruments are generally executed with major financial or commodities trading institutions. The instruments expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had derivatives in place with 10 different counterparties as of June 30, 2019. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk in the event of non-performance by the counterparties are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.

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

9. Income Taxes

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return in accordance with the FASB's rules on income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. During the three and six months ended June 30, 2019 and 2018, the Company had no uncertain tax positions.

The Company's policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company's income tax provision. The Company did not record any accrued interest or penalties associated with unrecognized tax benefits during the three and six months ended June 30, 2019 and 2018.

Income tax benefit for the three and six months ended June 30, 2019 and 2018 differs from the amounts that would be provided by applying the U.S. statutory income tax rates to pretax income or loss principally due to stock-based compensation, political lobbying expense, political contributions, nondeductible officer compensation, state income taxes, and for 2018, the effect of deferred tax asset valuation allowances. For the three and six months ended June 30, 2019 the Company recognized $0.1 million of income tax expense and $29.6 million of income tax benefit, respectively. No income tax expense or benefit was recognized for the three and six months ended June 30, 2018 as a result of a full valuation allowance against the deferred tax asset balance. The Company considers all available evidence (both positive and negative) to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. The Company continues to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration.

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

The following table presents the long-term equity and cash incentive compensation related to awards for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Nonvested common stock (1)	$1,533	$1,520	$3,329	$2,850
Nonvested common stock units (1)	318	277	612	447
Nonvested performance cash units (2)(3)	445	451	1,077	378
Total	$2,296	$2,248	$5,018	$3,675

(1)
Unrecognized compensation expense as of June 30, 2019 was $10.1 million, which related to grants of nonvested shares of common stock that are expected to be recognized over a weighted-average period of 1.9 years.

(2)
The nonvested performance-based cash units are accounted for as liability awards with $1.4 million and $0.3 million in other noncurrent liabilities as of June 30, 2019 and December 31, 2018, respectively, in the Unaudited Consolidated Balance Sheets.

(3)	Liability awards are fair valued at each reporting date. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

Nonvested Equity and Cash Awards. The following tables present the equity and cash awards granted pursuant to the Company's various stock compensation plans. A summary of the Company's nonvested common stock awards for the three and six months ended June 30, 2019 and 2018 is presented below:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
Nonvested Common Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at April 1,	3,431,780	$3.90	2,657,535	$5.14
Granted	6,000	2.66	221,025	7.08
Vested	(30,031)	5.81	(15,724)	5.45
Forfeited or expired	(1,615)	7.14	(4,558)	7.38
Outstanding at June 30,	3,406,134	3.88	2,858,278	5.28

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
Nonvested Common Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	2,912,166	$5.27	1,394,868	$7.00
Granted	1,841,700	2.64	1,017,448	5.45
Modified (1)	—	—	1,146,305	4.84
Vested	(1,329,630)	5.20	(667,932)	8.28
Forfeited or expired	(18,102)	4.96	(32,411)	6.73
Outstanding at June 30,	3,406,134	3.88	2,858,278	5.28

(1)
Due to the closing of the Merger, the 2016 and 2017 Performance Cash Programs were converted from nonvested performance-based cash units to nonvested common stock awards, resulting in an increase in nonvested common stock awards for the six months ended June 30, 2018.

A summary of the Company's nonvested common stock unit awards for the three and six months ended June 30, 2019 and 2018 is presented below:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
Nonvested Common Stock Unit Awards	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at April 1,	311,237	$7.26	272,559	$6.37
Granted	628,380	1.87	158,885	6.87
Vested	(143,514)	5.77	(129,027)	4.62
Outstanding at June 30,	796,103	3.27	302,417	7.37

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
Nonvested Common Stock Unit Awards	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1,	311,237	$7.26	272,559	$6.37
Granted	643,084	1.88	162,083	6.83
Vested	(158,218)	5.44	(132,225)	4.63
Outstanding at June 30,	796,103	3.27	302,417	7.37

A summary of the Company's nonvested performance-based cash unit awards for the three and six months ended June 30, 2019 and 2018 is presented below:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
Nonvested Performance-Based Cash Unit Awards	Units	Weighted Average Fair Value	Units	Weighted Average Fair Value
Outstanding at April 1,	2,868,634		796,423
Granted	—		49,833
Outstanding at June 30,	2,868,634	$1.82	846,256	$6.08

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
Nonvested Performance-Based Cash Unit Awards	Units	Weighted Average Fair Value	Units	Weighted Average Fair Value
Outstanding at January 1,	909,585		1,548,083
Granted	2,026,521		846,256
Performance goal adjustment (1)	—		11,289
Modified (2)	—		(1,211,478)
Vested	—		(286,652)
Forfeited or expired	(67,472)		(61,242)
Outstanding at June 30,	2,868,634	$1.82	846,256	$6.08

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

Under ASC 842, a contract is or contains a lease when, (1) the contract contains an explicitly or implicitly identified asset and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration. The Company assesses whether an arrangement is or contains a lease at inception of the contract. For all leases, other than those that qualify for the short-term recognition exemption, the Company recognizes as of the lease commencement date on the balance sheet a liability for its obligation related to the lease and a corresponding asset representing the Company's right to use the underlying asset over the period of use. The Company currently has leases for office space and other equipment, all of which are classified as operating leases.

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

For the three and six months ended June 30, 2019, lease cost was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
Lease Cost	2019	2019
	(in thousands)
Operating lease cost (1)(3)	$569	$1,117
Short-term lease cost (2)(3)	4,167	10,386
Total lease cost	$4,736	$11,503

(1)	Operating lease cost was primarily included in general and administrative expense or lease operating expense on the Unaudited Consolidated Statements of Operations.

(2)	Short-term lease cost primarily includes leases for drilling rigs, which were capitalized to property, plant and equipment on the Unaudited Consolidated Balance Sheets.

(3)
A portion of the operating lease cost and a majority of the short-term lease cost represent gross amounts that the Company was financially committed to pay. However, the Company recorded in the financial statements its proportionate share based on the Company's working interest, which varies from property to property.

Supplemental balance sheet information related to leases as of June 30, 2019, was as follows:

Operating Leases	As of June 30, 2019
(in thousands)
Right-of-use assets (1)	$9,533
Accumulated amortization (2)	(710)
Total right-of-use assets (3)	$8,823
Current lease liabilities (4)	(730)
Noncurrent lease liabilities (5)	(14,027)
Total lease liabilities (3)	$(14,757)
Weighted average remaining lease term
Operating leases (in years)	8.1
Weighted average discount rate
Operating leases	5.6%

(1)	Included in furniture, equipment and other in the Unaudited Consolidated Balance Sheets.

(2)	Included in accumulated depreciation, depletion, amortization and impairment in the Unaudited Consolidated Balance Sheets.

(3)
The difference between the right-of-use assets and total lease liabilities is primarily related to lease incentives and deferred rent balances, which were required to be netted against the right-of-use assets as of the implementation date of January 1, 2019.

(4)	Included in accounts payable and accrued liabilities in the Unaudited Consolidated Balance Sheets.

(5)	Included in other noncurrent liabilities in the Unaudited Consolidated Balance Sheets.

Maturities of lease liabilities as of June 30, 2019 were as follows:

As of June 30, 2019
(in thousands)
2019	$717
2020	2,040
2021	2,340
2022	2,031
2023	2,024
Thereafter	9,654
Total	$18,806
Less: Interest	(4,049)
Present value of lease liabilities	$14,757

Minimum future contractual payments for operating leases under the scope of ASC 840 as of December 31, 2018 were as follows:

As of December 31, 2018
(in thousands)
2019	$2,583
2020	3,032
2021	3,331
2022	3,263
2023	3,036
Thereafter	13,112
Total	$28,357

12. Commitments and Contingencies

Firm Transportation Agreements. The Company is party to two firm transportation contracts to provide capacity on natural gas pipeline systems. The contracts require the Company to pay minimum volume transportation charges through July 2021 regardless of the amount of pipeline capacity utilized by the Company. These monthly transportation payments are included in unused commitments expense in the Unaudited Consolidated Statements of Operations. As a result of previous divestitures in 2013 and 2014, the Company will likely not utilize the firm capacity on the natural gas pipelines.

The Company is party to one firm pipeline transportation contract to provide capacity on an oil pipeline system. The contract requires the Company to pay minimum volume transportation charges from May 2020 through April 2025 regardless of the amount of pipeline capacity utilized by the Company.

The amounts in the table below represent the Company's future minimum transportation charges:

As of June 30, 2019
(in thousands)
2019	$8,974
2020	23,300
2021	19,798
2022	13,064
2023	14,600
Thereafter	19,440
Total	$99,176

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

As of June 30, 2019
(in thousands)
2019 (1)	$5,882
2020	2,167
2021	1,997
Thereafter	—
Total	$10,046

(1)	Includes $4.7 million associated with the reimbursement obligation discussed above.

Other Commitments. The Company is party to one minimum volume commitment for fresh water. The minimum volume commitment requires the Company to purchase a minimum volume of fresh water from a water supplier. The contract requires the Company to pay a fee associated with the contracted volumes regardless of the amount delivered. The Company also has non-cancellable agreements for information technology services. Future minimum annual payments under these agreements are as follows:

As of June 30, 2019
(in thousands)
2019	$2,959
2020	1,490
2021	745
2022	745
2023	744
Thereafter	—
Total	$6,683

Litigation. The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the ordinary course of business. It is the opinion of the Company's management that current claims and litigation involving the Company are not likely to have a material adverse effect on its Unaudited Consolidated Balance Sheet, Cash Flows or Statements of Operations.

13. Parent Guarantor

The condensed consolidating financial information as of and for the periods ended June 30, 2019 and 2018 presents the results of operations, financial position and cash flows of HighPoint Resources Corporation, or parent guarantor, and HighPoint Operating Corporation (f/k/a Bill Barrett), or subsidiary issuer, as well as the consolidating adjustments necessary to present HighPoint Resources Corporation's results on a consolidated basis. The parent guarantor fully and unconditionally guarantees the debt securities of the subsidiary issuer. The indentures governing those securities limit the ability of the subsidiary issuer to pay dividends or otherwise provide funding to the parent guarantor.

For the purpose of the following financial information, investments in subsidiaries are reflected in accordance with the equity method of accounting. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the parent and the subsidiary operated as independent entities.

Condensed Consolidating Balance Sheets

	As of June 30, 2019
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash equivalents	$—	$16,112	$—	$16,112
Accounts receivable, net of allowance for doubtful accounts	—	54,440	—	54,440
Other current assets	—	17,163	—	17,163
Property and equipment, net	—	2,137,664	—	2,137,664
Investment in subsidiaries	1,116,393	—	(1,116,393)	—
Noncurrent assets	—	13,309	—	13,309
Total assets	$1,116,393	$2,238,688	$(1,116,393)	$2,238,688
Liabilities and Stockholders' Equity:
Accounts payable and other accrued liabilities	$—	$119,809	$—	$119,809
Other current liabilities	—	83,955	—	83,955
Long-term debt	—	768,149	—	768,149
Deferred income taxes	—	109,933	—	109,933
Other noncurrent liabilities	—	40,449	—	40,449
Stockholders' equity	1,116,393	1,116,393	(1,116,393)	1,116,393
Total liabilities and stockholders' equity	$1,116,393	$2,238,688	$(1,116,393)	$2,238,688

	As of December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash equivalents	$—	$32,774	$—	$32,774
Accounts receivable, net of allowance for doubtful accounts	—	72,943	—	72,943
Other current assets	—	84,064	—	84,064
Property and equipment, net	—	2,029,523	—	2,029,523
Investment in subsidiaries	1,212,098	—	(1,212,098)	—
Noncurrent assets	—	33,156	—	33,156
Total assets	$1,212,098	$2,252,460	$(1,212,098)	$2,252,460
Liabilities and Stockholders' Equity:
Accounts payable and other accrued liabilities	$—	$131,379	$—	$131,379
Other current liabilities	—	116,806	—	116,806
Long-term debt	—	617,387	—	617,387
Deferred income taxes	—	139,534	—	139,534
Other noncurrent liabilities	—	35,256	—	35,256
Stockholders' equity	1,212,098	1,212,098	(1,212,098)	1,212,098
Total liabilities and stockholders' equity	$1,212,098	$2,252,460	$(1,212,098)	$2,252,460

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2019
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$—	$107,584	$—	$107,584
Operating expenses	—	(102,300)	—	(102,300)
General and administrative	—	(12,401)	—	(12,401)
Merger transaction expense	—	—	—	—
Interest expense	—	(14,381)	—	(14,381)
Interest income and other income (expense)	—	19,698	—	19,698
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	(1,800)	—	(1,800)
(Provision for) benefit from income taxes	—	(110)	—	(110)
Equity in earnings (loss) of subsidiaries	(1,910)	—	1,910	—
Net income (loss)	$(1,910)	$(1,910)	$1,910	$(1,910)

	Six Months Ended June 30, 2019
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$—	$209,564	$—	$209,564
Operating expenses	—	(196,590)	—	(196,590)
General and administrative	—	(25,061)	—	(25,061)
Merger transaction expense	—	(2,414)	—	(2,414)
Interest expense	—	(28,060)	—	(28,060)
Interest income and other income (expense)	—	(85,179)	—	(85,179)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	(127,740)	—	(127,740)
(Provision for) benefit from income taxes	—	29,601	—	29,601
Equity in earnings (loss) of subsidiaries	(98,139)	—	98,139	—
Net income (loss)	$(98,139)	$(98,139)	$98,139	$(98,139)

	Three Months Ended June 30, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$—	$110,398	$—	$110,398
Operating expenses	—	(75,725)	—	(75,725)
General and administrative	—	(11,624)	—	(11,624)
Merger transaction expense	—	(1,277)	—	(1,277)
Interest expense	—	(13,093)	—	(13,093)
Interest income and other income (expense)	—	(55,585)	—	(55,585)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	(46,906)	—	(46,906)
(Provision for) benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(46,906)	—	46,906	—
Net income (loss)	$(46,906)	$(46,906)	$46,906	$(46,906)

	Six Months Ended June 30, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$—	$191,208	$—	$191,208
Operating expenses	—	(133,870)	—	(133,870)
General and administrative	—	(21,731)	—	(21,731)
Merger transaction expense	—	(6,040)	—	(6,040)
Interest expense	—	(26,183)	—	(26,183)
Interest income and other income (expense)	—	(75,227)	—	(75,227)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	(71,843)	—	(71,843)
(Provision for) benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(71,843)	—	71,843	—
Net income (loss)	$(71,843)	$(71,843)	$71,843	$(71,843)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2019
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$—	$98,545	$—	$98,545
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	—	(258,153)	—	(258,153)
Additions to furniture, fixtures and other	—	(3,574)	—	(3,574)
Proceeds from sale of properties	—	1,334	—	1,334
Other investing activities	—	(1,432)		(1,432)
Cash flows from financing activities:
Proceeds from debt	—	150,000	—	150,000
Principal payments on debt	—	(1,859)	—	(1,859)
Other financing activities	—	(1,523)	—	(1,523)
Change in cash and cash equivalents	—	(16,662)	—	(16,662)
Beginning cash and cash equivalents	—	32,774	—	32,774
Ending cash and cash equivalents	$—	$16,112	$—	$16,112

	Six Months Ended June 30, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$—	$68,887	$—	$68,887
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	—	(220,816)	—	(220,816)
Additions to furniture, fixtures and other	—	(470)	—	(470)
Payment of acquiree's debt associated with merger, net of cash acquired	—	(53,357)	—	(53,357)
Proceeds from sale of properties	—	194	—	194
Other investing activities	—	336	—	336
Cash flows from financing activities:
Principal payments on debt	—	(232)	—	(232)
Other financing activities	—	(1,629)	—	(1,629)
Change in cash and cash equivalents	—	(207,087)	—	(207,087)
Beginning cash and cash equivalents	—	314,466	—	314,466
Ending cash and cash equivalents	$—	$107,379	$—	$107,379

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

Colorado Senate Bill 19-181 was signed into law on April 16, 2019, and took immediate effect. It authorizes local governments to approve the siting of and regulate the surface impacts from oil and natural gas facilities, and it empowers them to adopt requirements and impose conditions that are more stringent than state regulations. The statute changes the mission of the Colorado Oil and Gas Conservation Commission from fostering responsible and balanced development to regulating development to protect public health and the environment as the primary goal. It requires the Commission to undertake rulemaking on environmental protection, facility siting, cumulative impacts, flowline safety, orphan wells, financial assurance, wellbore integrity, and application fees. It also requires the Air Quality Control Commission to review its leak detection and repair regulations and adopt rules to further minimize emissions of hydrocarbons and nitrogen oxides. These rulemakings will impose new approval and operating requirements and may have an adverse effect on our development program, particularly in terms of costs and delays in the permitting process. However, we believe that the location of our assets in rural areas of Weld County, a jurisdiction generally supportive of oil and gas development, is likely to mitigate these impacts to a significant extent.

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

Commodity prices are inherently volatile and are influenced by many factors outside of our control. As of July 22, 2019, we have hedged 3,628,743 barrels of oil and 1,288,000 MMbtu of natural gas, or approximately 54% of our expected remaining 2019 production, 4,526,500 barrels of oil for 2020 and 181,000 barrels of oil for 2021 at price levels that provide some economic certainty to our cash flows. We focus our efforts on increasing oil, natural gas and NGLs reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future earnings and cash flows are dependent on our ability to manage our revenues and overall cost structure to a level that allows for profitable production.

We operate in one industry segment, which is the development and production of crude oil, natural gas and NGLs, and all of our operations are conducted in the Rocky Mountain region of the United States. Consequently, we currently report a single reportable segment.

For the three months ended June 30, 2018, as a result of the closing of the Merger on March 19, 2018, Fifth Creek's revenues and expenses are included in the Unaudited Consolidated Statement of Operations beginning on March 19, 2018.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production	$107,486	$110,118	$(2,632)	(2)%
Other operating revenues	98	280	(182)	(65)%
Total operating revenues	107,584	110,398	(2,814)	(3)%
Operating Expenses
Lease operating expense	10,772	7,594	3,178	42%
Gathering, transportation and processing expense	1,742	1,012	730	72%
Production tax expense	8,905	9,684	(779)	(8)%
Exploration expense	12	7	5	71%
Impairment, dry hole costs and abandonment expense	995	108	887	*nm
(Gain) loss on sale of properties	2,906	564	2,342	415%
Depreciation, depletion and amortization	72,612	52,175	20,437	39%
Unused commitments	4,352	4,572	(220)	(5)%
General and administrative expense (1)	12,401	11,624	777	7%
Merger transaction expense	—	1,277	(1,277)	(100)%
Other operating expense, net	4	9	(5)	(56)%
Total operating expenses	$114,701	$88,626	$26,075	29%
Production Data:
Oil (MBbls)	1,748	1,507	241	16%
Natural gas (MMcf)	3,558	3,096	462	15%
NGLs (MBbls)	500	386	114	30%
Combined volumes (MBoe)	2,841	2,409	432	18%
Daily combined volumes (Boe/d)	31,220	26,473	4,747	18%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$55.46	$65.07	$(9.61)	(15)%
Natural gas (per Mcf)	1.58	1.29	0.29	22%
NGLs (per Bbl)	9.81	20.84	(11.03)	(53)%
Combined (per Boe)	37.83	45.71	(7.88)	(17)%
Average Realized Prices with Hedging:
Oil (per Bbl)	$54.88	$54.59	$0.29	1%
Natural gas (per Mcf)	1.59	1.40	0.19	14%
NGLs (per Bbl)	9.81	20.84	(11.03)	(53)%
Combined (per Boe)	37.48	39.29	(1.81)	(5)%
Average Costs (per Boe):
Lease operating expense	$3.79	$3.15	$0.64	20%
Gathering, transportation and processing expense	0.61	0.42	0.19	45%
Production tax expense	3.13	4.02	(0.89)	(22)%
Depreciation, depletion and amortization	25.56	21.66	3.90	18%
General and administrative expense (1)	4.37	4.83	(0.46)	(10)%

*	Not meaningful.

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $2.3 million (or $0.81 per Boe) and $2.2 million (or $0.93 per Boe) for the three months ended June 30, 2019 and 2018, respectively.

Production Revenues and Volumes. Production revenues decreased to $107.5 million for the three months ended June 30, 2019 from $110.1 million for the three months ended June 30, 2018. The decrease in production revenues was due to a 17% decrease in average realized prices before hedging, offset by an 18% increase in production volumes. The decrease in average realized prices before hedging decreased production revenues by approximately $19.0 million, while the increase in production volumes increased production revenues by approximately $16.4 million.

Lease Operating Expense ("LOE"). LOE increased to $3.79 per Boe for the three months ended June 30, 2019 from $3.15 per Boe for the three months ended June 30, 2018. The increase per Boe for the three months ended June 30, 2019 compared with the three months ended June 30, 2018 is due to higher initial LOE related to our early development program in the Hereford field.

Gathering, Transportation and Processing Expense ("GTP"). GTP expense increased to $0.61 per Boe for the three months ended June 30, 2019 from $0.42 per Boe for the three months ended June 30, 2018.

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

GTP expense for the three months ended June 30, 2019 of $0.61 per Boe is primarily associated with the Hereford Field. We expect GTP expense per Boe to increase in the future as we further develop and increase our production mix from the Hereford Field under the existing contractual arrangements.

Production Tax Expense. Total production taxes decreased to $8.9 million for the three months ended June 30, 2019 from $9.7 million for the three months ended June 30, 2018. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 8.3% and 8.8% for the three months ended June 30, 2019 and June 30, 2018, respectively.

Depreciation, Depletion and Amortization ("DD&A"). DD&A increased to $72.6 million for the three months ended June 30, 2019 compared with $52.2 million for the three months ended June 30, 2018. The increase of $20.4 million was a result of an 18% increase in production volumes and an 18% increase in the DD&A rate for the three months ended June 30, 2019 compared with the three months ended June 30, 2018. The increase in production accounted for a $9.4 million increase in DD&A expense, while the increase in the DD&A rate accounted for an $11.0 million increase in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the three months ended June 30, 2019, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $25.56 per Boe compared with $21.66 per Boe for the three months ended June 30, 2018. The increase in the depletion rate of 18% is the result of year end 2018 reserve adjustments.

Unused Commitments. Unused commitments expense of $4.4 million and $4.6 million for the three months ended June 30, 2019 and June 30, 2018, respectively, related to gas transportation contracts. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay transportation charges regardless of the amount of pipeline capacity utilized. The agreements expire July 31, 2021.

General and Administrative Expense. General and administrative expense increased slightly to $12.4 million for the three months ended June 30, 2019 from $11.6 million for the three months ended June 30, 2018 primarily due to an increase in employee compensation and benefits associated with an increase in headcount. General and administrative expense on a Boe basis decreased to $4.37 for the three months ended June 30, 2019 from $4.83 for the three months ended June 30, 2018.

Included in general and administrative expense is long-term cash and equity incentive compensation of $2.3 million and $2.2 million for the three months ended June 30, 2019 and 2018, respectively. The components of long-term cash and equity incentive compensation for the three months ended June 30, 2019 and 2018 are shown in the following table:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Nonvested common stock	$1,533	$1,520
Nonvested common stock units	318	277
Nonvested performance cash units (1)	445	451
Total	$2,296	$2,248

(1)
The nonvested performance cash units are accounted for as liability awards and will be settled in cash for the performance metrics that are met. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a gain of $19.5 million for the three months ended June 30, 2019 compared with a loss of $56.3 million for the three months ended June 30, 2018. The gain or loss on commodity derivatives is related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of June 30, 2019 and 2018 or during the periods then ended.

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

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Realized gain (loss) on derivatives (1)	$(993)	$(15,460)
Prior year unrealized (gain) loss transferred to realized (gain) loss (1)	(20,933)	5,788
Unrealized gain (loss) on derivatives (1)	41,470	(46,614)
Total commodity derivative gain (loss)	$19,544	$(56,286)

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

During the three months ended June 30, 2019, approximately 90% of our oil volumes and 17% of our natural gas volumes were subject to financial hedges, which resulted in a decrease in oil income of $1.0 million and no change to natural gas income after settlements. During the three months ended June 30, 2018, approximately 70% of our oil volumes and 14% of our natural gas volumes were subject to financial hedges, which resulted in a decrease in oil income of $15.8 million and an increase in natural gas income of $0.3 million after settlements.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production	$209,191	$190,949	$18,242	10%
Other operating revenues	373	259	114	44%
Total operating revenues	209,564	191,208	18,356	10%
Operating Expenses
Lease operating expense	22,049	13,845	8,204	59%
Gathering, transportation and processing expense	3,465	1,431	2,034	142%
Production tax expense	12,798	14,859	(2,061)	(14)%
Exploration expense	37	20	17	85%
Impairment, dry hole costs and abandonment expense	1,317	425	892	210%
(Gain) loss on sale of properties	2,901	972	1,929	198%
Depreciation, depletion and amortization	145,222	93,160	52,062	56%
Unused commitments	8,821	9,110	(289)	(3)%
General and administrative expense (1)	25,061	21,731	3,330	15%
Merger transaction expense	2,414	6,040	(3,626)	(60)%
Other operating expenses, net	(20)	48	(68)	*nm
Total operating expenses	$224,065	$161,641	$62,424	39%
Production Data:
Oil (MBbls)	3,468	2,644	824	31%
Natural gas (MMcf)	7,308	5,652	1,656	29%
NGLs (MBbls)	953	737	216	29%
Combined volumes (MBoe)	5,639	4,323	1,316	30%
Daily combined volumes (Boe/d)	31,155	23,884	7,271	30%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$53.16	$63.09	$(9.93)	(16)%
Natural gas (per Mcf)	1.90	1.59	0.31	19%
NGLs (per Bbl)	11.47	20.59	(9.12)	(44)%
Combined (per Boe)	37.10	44.18	(7.08)	(16)%
Average Realized Prices with Hedging:
Oil (per Bbl)	$54.45	$53.91	$0.54	1%
Natural gas (per Mcf)	1.79	1.66	0.13	8%
NGLs (per Bbl)	11.47	20.59	(9.12)	(44)%
Combined (per Boe)	37.75	38.66	(0.91)	(2)%
Average Costs (per Boe):
Lease operating expense	$3.91	$3.20	$0.71	22%
Gathering, transportation and processing expense	0.61	0.33	0.28	85%
Production tax expense	2.27	3.44	(1.17)	(34)%
Depreciation, depletion and amortization	25.75	21.55	4.20	19%
General and administrative expense (1)	4.44	5.03	(0.59)	(12)%

*	Not meaningful.

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $5.0 million (or $0.89 per Boe) and $3.7 million (or $0.85 per Boe) for the six months ended June 30, 2019 and 2018, respectively.

Production Revenues and Volumes. Production revenues increased to $209.2 million for the six months ended June 30, 2019 from $190.9 million for the six months ended June 30, 2018. The increase in production revenues was due to a 30% increase in production volumes, offset by a 16% decrease in average realized prices before hedging. The increase in production volumes increased production revenues by approximately $48.9 million, while average realized prices before hedging decreased production revenues by approximately $30.6 million.

Lease Operating Expense. LOE increased to $3.91 per Boe for the six months ended June 30, 2019 from $3.20 per Boe for the six months ended June 30, 2018. The increase per Boe for the six months ended June 30, 2019 compared with the six months ended June 30, 2018 is primarily related to adverse weather impacting field operations in both the Northeast Wattenberg and Hereford fields during the three months ended March 31, 2019 and higher initial LOE related to our early development program in the Hereford field.

Gathering, Transportation and Processing Expense. GTP expense increased to $0.61 per Boe for the six months ended June 30, 2019 from $0.33 per Boe for the six months ended June 30, 2018.

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

GTP expense for the six months ended June 30, 2019 of $0.61 per Boe is primarily associated with the Hereford Field. We expect GTP expense per Boe to increase in the future as we further develop and increase our production mix from the Hereford Field under the existing contractual arrangements.

Production Tax Expense. Total production taxes decreased to $12.8 million for the six months ended June 30, 2019 from $14.9 million for the six months ended June 30, 2018. Production tax expense for both periods included an annual true-up of Colorado ad valorem tax based on actual assessments and a true-up of the Colorado severance tax. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Excluding the ad valorem and severance tax adjustments, production taxes as a percentage of oil, natural gas and NGL sales were 8.4% and 7.8% for the six months ended June 30, 2019 and 2018, respectively.

Depreciation, Depletion and Amortization. DD&A increased to $145.2 million for the six months ended June 30, 2019 compared with $93.2 million for the six months ended June 30, 2018. The increase of $52.0 million was a result of a 30% increase in production and a 19% increase in the DD&A rate for the six months ended June 30, 2019 compared with the six months ended June 30, 2018. The increase in production accounted for a $28.4 million increase in DD&A expense while the increase in the DD&A rate accounted for a $23.6 million increase in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the six months ended June 30, 2019, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $25.75 per Boe compared with $21.55 per Boe for the six months ended June 30, 2018. The increase in the depletion rate of 19% is the result of year end 2018 reserve adjustments.

Unused Commitments. Unused commitments expense of $8.8 million and $9.1 million for the six months ended June 30, 2019 and 2018, respectively, related to gas transportation contracts. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay monthly transportation charges regardless of the amount of pipeline capacity utilized. The agreements expire July 31, 2021.

General and Administrative Expense. General and administrative expense increased to $25.1 million for the six months ended June 30, 2019 from $21.7 million for the six months ended June 30, 2018, primarily due to an increase in employee compensation and benefits associated with an increase in headcount. General and administrative expense on a Boe basis decreased to $4.44 for the six months ended June 30, 2019 from $5.03 for the six months ended June 30, 2018.

Included in general and administrative expense is long-term cash and equity incentive compensation of $5.0 million and $3.7 million for the six months ended June 30, 2019 and 2018, respectively. The components of long-term cash and equity incentive compensation for the six months ended June 30, 2019 and 2018 are shown in the following table:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Nonvested common stock	$3,329	$2,850
Nonvested common stock units	612	447
Nonvested performance cash units (1)	1,077	378
Total	$5,018	$3,675

(1)
The nonvested performance cash units are accounted for as liability awards and will be settled in cash for the performance metrics that are met. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

Merger Transaction Expense. Merger transaction expense was $2.4 million and $6.0 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Transaction expenses included severance, consulting, advisory, legal and other merger-related fees that were not capitalized as part of the Merger.

Commodity Derivative Gain (Loss). Commodity derivative gain (loss) was a loss of $85.6 million for the six months ended June 30, 2019 compared with a loss of $76.6 million for the six months ended June 30, 2018. The loss for the six months ended June 30, 2019 compared to the loss for the six months ended June 30, 2018 was related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of June 30, 2019 and 2018.

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

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Realized gain (loss) on derivatives (1)	$3,656	$(23,848)
Prior year unrealized (gain) loss transferred to realized (gain) loss (1)	(57,073)	20,940
Unrealized gain (loss) on derivatives (1)	(32,230)	(73,711)
Total commodity derivative gain (loss)	$(85,647)	$(76,619)

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

During the six months ended June 30, 2019, approximately 90% of our oil volumes and 26% of our natural gas volumes were subject to financial hedges, which resulted in increased oil income of $4.5 million and decreased natural gas income of

$0.8 million after settlements. During the six months ended June 30, 2018, approximately 72% of our oil volumes and 15% of our natural gas volumes were subject to financial hedges, which resulted in decreased oil income of $24.2 million and increased natural gas income of $0.4 million after settlements.

Income Tax (Expense) Benefit. For the six months ended June 30, 2019, income tax benefit of $29.6 million was recognized. For the year ended December 31, 2018, we determined that it was more likely than not that we would be able to realize a portion of our deferred tax assets. This determination was made by considering all available evidence in assessing the need for a valuation allowance. Such evidence included the scheduled reversal of deferred tax liabilities, assets acquired in connection with the Merger and their classification as proved or unproved, current and projected future taxable income and tax planning strategies. In making this assessment, judgment is required in considering the relative weight of negative and positive evidence. As a result of the analysis conducted, we reversed a majority of the valuation allowance on certain deferred tax assets. We continue to consider all available evidence in assessing the need for a valuation allowance on our deferred tax assets. No income tax expense or benefit was recognized for the six months ended June 30, 2018 as a result of a full valuation allowance against our deferred tax assets.

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

On September 14, 2018, we entered into the Amended Credit Facility to incorporate the proved reserves and assets acquired in the Merger. The Amended Credit Facility provides for a maximum credit amount of $1.5 billion, an initial elected commitment amount of $500.0 million, and an initial borrowing base of $500.0 million, with interest rates and commitment fees unchanged. On May 14, 2019, the commitment and borrowing base amounts were reaffirmed at $500.0 million. At December 31, 2018, we had cash and cash equivalents of $32.8 million and no amounts outstanding under the Amended Credit Facility. At June 30, 2019, we had cash and cash equivalents of $16.1 million and $150.0 million outstanding under the Amended Credit Facility. Our effective borrowing capacity as of June 30, 2019 was reduced by $26.0 million to $324.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement.

Cash Flow from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2019 and 2018 was $98.5 million and $68.9 million, respectively. The increase in net cash provided by operating activities was primarily due to an increase in production revenues.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts and cashless collars to receive fixed prices for a portion of our production. At June 30, 2019, we had in place crude oil swaps covering portions of our 2019, 2020, and 2021 production, natural gas swaps covering portions of our 2019 production and crude oil cashless collars covering portions of our 2019 production.

The following table includes all hedges entered into through July 22, 2019.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Index Price (1)
Swap Contracts:
2019
Oil	3,076,743	Bbls	$59.01			WTI
Natural gas	1,288,000	MMBtu	$2.11			NWPL
2020
Oil	4,526,500	Bbls	$59.38			WTI
2021
Oil	181,000	Bbls	$57.13			WTI
Cashless Collars:
2019
Oil	552,000	Bbls		$55.00	$77.56	WTI
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

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Six Months Ended June 30,
Basin/Area	2019	2018
	(in millions)
DJ Basin	$246.9	$256.7
Other	3.6	0.4
Total	$250.5	$257.1

	Six Months Ended June 30,
	2019	2018
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$0.7	$2.5
Drilling, development, exploration and exploitation of oil and natural gas properties	230.1	233.5
Gathering and compression facilities	9.3	20.4
Geologic and geophysical costs	6.8	0.2
Furniture, fixtures and equipment	3.6	0.5
Total	$250.5	$257.1

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

Financing Activities

Amended Credit Facility. We had $150.0 million and zero outstanding under the Amended Credit Facility as of June 30, 2019 and December 31, 2018, respectively. On September 14, 2018, we entered into the Amended Credit Facility to incorporate the proved reserves and assets acquired in the Merger. The Amended Credit Facility provides for a maximum credit amount of $1.5 billion, an initial elected commitment amount of $500.0 million, and an initial borrowing base of $500.0 million, with interest rates and commitment fees unchanged. On May 14, 2019, the commitment and borrowing base amounts were reaffirmed at $500.0 million. The Amended Credit Facility extended the maturity date of the facility to September 14, 2023. Borrowing bases are computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by our lenders, as well as any other outstanding debt. Lower commodity prices will generally result in a lower borrowing base.

We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. We expect to be in compliance with all financial covenants based on the 2019 budget at current commodity prices.

Our outstanding debt is summarized below:

		As of June 30, 2019			As of December 31, 2018
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility	September 14, 2023	$150,000	$—	$150,000	$—	$—	$—
7.0% Senior Notes	October 15, 2022	350,000	(2,791)	347,209	350,000	(3,210)	346,790
8.75% Senior Notes	June 15, 2025	275,000	(4,060)	270,940	275,000	(4,403)	270,597
Lease Financing Obligation	August 10, 2020	—	—	—	1,859	—	1,859
Total Debt		$775,000	$(6,851)	$768,149	$626,859	$(7,613)	$619,246
Less: Current Portion of Long-Term Debt		—	—	—	1,859	—	1,859
Total Long-Term Debt (1)		$775,000	$(6,851)	$768,149	$625,000	$(7,613)	$617,387

(1)	See Note 5 for additional information.

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

Contractual Obligations. A summary of our contractual obligations as of June 30, 2019 is provided in the following table:

	Payments Due by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	Twelve Months Ended June 30, 2020	Twelve Months Ended June 30, 2021	Twelve Months Ended June 30, 2022	Twelve Months Ended June 30, 2023	Twelve Months Ended June 30, 2024	After June 30, 2024
	(in thousands)
Notes payable (1)	$246	$—	$—	$150,000	$—	$—	$150,246
7.0% Senior Notes (2)	24,500	24,500	24,500	362,250	—	—	435,750
8.75% Senior Notes (3)	24,063	24,063	24,063	24,063	24,063	299,060	419,375
Firm transportation agreements (4)	19,394	26,139	12,243	14,600	14,640	12,160	99,176
Gas gathering and processing agreements (5)(6)	6,966	2,082	998	—	—	—	10,046
Asset retirement obligations (7)	3,008	335	330	434	299	20,998	25,404
Derivative liability (8)	75	—	—	—	—	—	75
Operating leases (9)	1,523	2,417	2,195	1,997	2,051	8,623	18,806
Other (10)	3,704	1,117	745	745	372	—	6,683
Total	$83,479	$80,653	$65,074	$554,089	$41,425	$340,841	$1,165,561

(1)
Included in notes payable is the outstanding principal amount under our Amended Credit Facility due September 14, 2023. This table does not include future commitment fees, interest expense or other fees on our Amended Credit Facility because the Amended Credit Facility is a floating rate instrument, and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. Also included in notes payable is interest on a $26.0 million letter of credit that accrues interest at 1.5% and 0.125% per annum for participation fees and fronting fees, respectively. The expected term of the letter of credit is January 31, 2020.

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

(4)
We have entered into contracts that provide firm transportation capacity on oil and gas pipeline systems. The contracts require us to pay transportation demand charges regardless of the amount we deliver to the processing facility or pipeline.

(5)
Includes a gas gathering and processing contract which requires us to deliver a minimum volume of natural gas to a midstream entity for gathering and processing on a monthly basis. The contract requires us to pay a fee associated with the contracted volumes regardless of the amount delivered.

(6)
Includes a reimbursement obligation of $4.7 million. The reimbursement obligation requires us to pay a monthly gathering and processing fee per Mcf of production over a one year period to reimburse a midstream entity for its costs to construct gas gathering and processing facilities. If the costs are not reimbursed by us via the monthly gathering and processing fees through August 2019, we must pay the difference.

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

(8)
Derivative liability represents the net fair value for oil, gas and NGL commodity derivatives presented as liabilities in our Unaudited Consolidated Balance Sheets as of June 30, 2019. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market fluctuations. See "Critical Accounting Policies and Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 and in "Commodity Hedging Activities" above in this Quarterly Report on Form 10-Q for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2019.

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

Commodity Price Risk

Our primary market risk exposure is to the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. oil and natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the six months ended June 30, 2019, our income before income taxes would have decreased by approximately $0.4 million for each $5.00 per barrel decrease in crude oil prices, approximately $0.5 million for each $0.10 decrease per MMBtu in natural gas prices and approximately $0.9 million for each $1.00 per barrel decrease in NGL prices.

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

As of July 22, 2019, we have swap contracts related to oil and natural gas volumes in place for the following periods indicated:

	July – December 2019		For the year 2020		For the year 2021
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	3,076,743	$59.01	4,526,500	$59.38	181,000	$57.13
Natural Gas (MMbtu)	1,288,000	$2.11			—	$—

As of July 22, 2019, we have cashless collars related to oil volumes in place for the following periods indicated:

	July – December 2019
	Derivative Volumes	Weighted Average Floor Price	Weighted Average Ceiling Price
Oil (Bbls)	552,000	$55.00	$77.56

Further detail of these hedges is summarized in the table presented under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities."

Interest Rate Risk

At June 30, 2019, we had $150.0 million outstanding under our Amended Credit Facility, which bears interest at floating rates. The weighted average annual interest rate incurred on this debt for the six months ended June 30, 2019 was 4.1%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the six months ended June 30, 2019 would have resulted in an estimated $0.3 million increase in interest expense assuming a similar average debt level to the six months ended June 30, 2019. There were no borrowings under the Amended Credit Facility during 2018. We also had $350.0 million principal amount of 7.0% Senior Notes and $275.0 million principal amount of 8.75% Senior Notes outstanding at June 30, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2019.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, in the Annual Report on Form10-K for the year ended December 31, 2018, we received initial and supplemental EPA "Section 114" mandatory information directives, as well as parallel "compliance advisories" from the Colorado Department of Public Health and Environment ("CDPHE"). These directives led to settlement negotiations with EPA and CDPHE. In April 2019, we entered into a consent decree with the EPA and the CDPHE to resolve these matters. On June 24, 2019 the Court approved the consent decree and we will pay a fine of $275,000 to the United States and $55,000 to the State of Colorado, conduct a supplemental environmental project estimated to cost up to $220,000 and undertake certain operational enhancements.

Item 1A. Risk Factors.

Please refer to the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2018. An investment in our securities involves various risks. When considering an investment in our Company, you should carefully consider all of the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent reports filed with the SEC. These risks and uncertainties are not the only ones facing us, and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 other than as detailed below.

If we cannot meet the "price criteria" for continued listing on the NYSE, the NYSE may delist our common stock, which could have an adverse impact on the trading volume, liquidity and market price of our common stock.

If we do not maintain an average closing price of $1.00 or more for our common stock over any consecutive 30 trading-day period, the NYSE may delist our common stock for failure to maintain compliance with the NYSE price criteria listing standards. As of July 22, 2019, the average closing price of our common stock over the immediately preceding 30 consecutive trading-day period was $1.69. The NYSE Listed Company Manual sets out rules and processes to cure non-compliance with this standard. For instance, an issuer generally has six months to cure the listing standard related to stock price (such as a reverse-stock split), during which time the issuer's common stock would continue to be traded on the NYSE, subject to compliance with the other continued listing standards. A delisting of our common stock from the NYSE could negatively impact us because it could reduce the liquidity and market price of our common stock, reduce the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing, and/or diminish the value of equity incentives available to provide to our employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended June 30, 2019:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2019	—	$—	—	—
May 1 – 31, 2019	8,196	2.26	—	—
June 1 – 30, 2019	2,353	1.63	—	—
Total	10,549	2.12	—	—

(1)	Represents shares delivered by employees to satisfy tax withholding obligations resulting from the vesting of restricted shares of common stock issued pursuant to our employee incentive plans.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHPOINT RESOURCES CORPORATION

Date:	August 5, 2019	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 5, 2019	By:	/s/ David R. Macosko
David R. Macosko
Senior Vice President-Accounting
(Principal Accounting Officer)