Form 10-Q
period 2019-09-30
HighPoint Resources Corp
filed 2019-11-04
CIK 1725526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 213,675,011 shares of $0.001 par value common stock outstanding on October 21, 2019.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2019	December 31, 2018
	(in thousands, except share data)
Assets:
Current Assets:
Cash and cash equivalents	$19,568	$32,774
Accounts receivable, net of allowance for doubtful accounts	59,427	72,943
Derivative assets	36,114	81,166
Prepayments and other current assets	4,688	2,898
Total current assets	119,797	189,781
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	2,581,796	2,195,310
Unproved oil and gas properties, excluded from amortization	393,910	468,208
Furniture, equipment and other	29,152	20,662
	3,004,858	2,684,180
Accumulated depreciation, depletion, amortization and impairment	(876,869)	(654,657)
Total property and equipment, net	2,127,989	2,029,523
Derivative assets	10,010	27,289
Other noncurrent assets	5,831	5,867
Total	$2,263,627	$2,252,460
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$88,524	$131,379
Amounts payable to oil and gas property owners	39,008	55,792
Production taxes payable	58,076	59,155
Current portion of long-term debt	—	1,859
Total current liabilities	185,608	248,185
Long-term debt, net of debt issuance costs	793,530	617,387
Asset retirement obligations	23,347	27,330
Deferred income taxes	114,263	139,534
Other noncurrent liabilities	17,316	7,926
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.001 par value; authorized 400,000,000 shares; 213,676,102 and 212,477,101 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively, with 2,983,031 and 2,912,166 shares subject to restrictions, respectively	211	210
Additional paid-in capital	1,776,219	1,771,730
Retained earnings (accumulated deficit)	(646,867)	(559,842)
Treasury stock, at cost: zero shares at September 30, 2019 and December 31, 2018	—	—
Total stockholders' equity	1,129,563	1,212,098
Total	$2,263,627	$2,252,460
See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Operating Revenues:
Oil, gas and NGL production	$121,281	$131,585	$330,472	$322,534
Other operating revenues, net	1	(459)	374	(200)
Total operating revenues	121,282	131,126	330,846	322,334
Operating Expenses:
Lease operating expense	8,385	7,237	30,434	21,082
Gathering, transportation and processing expense	1,611	1,398	5,076	2,829
Production tax expense	7,868	11,504	20,666	26,363
Exploration expense	56	19	93	39
Impairment, dry hole costs and abandonment expense	1,170	184	2,487	609
(Gain) loss on sale of properties	—	74	2,901	1,046
Depreciation, depletion and amortization	84,948	58,946	230,170	152,106
Unused commitments	4,418	4,574	13,239	13,684
General and administrative expense	11,048	12,696	36,109	34,427
Merger transaction expense	2,078	100	4,492	6,140
Other operating expenses, net	230	(764)	210	(716)
Total operating expenses	121,812	95,968	345,877	257,609
Operating Income (Loss)	(530)	35,158	(15,031)	64,725
Other Income and Expense:
Interest and other income	94	451	562	1,843
Interest expense	(15,167)	(13,165)	(43,227)	(39,348)
Commodity derivative gain (loss)	31,047	(51,547)	(54,600)	(128,166)
Gain (loss) on extinguishment of debt	—	(257)	—	(257)
Total other income and expense	15,974	(64,518)	(97,265)	(165,928)
Income (Loss) before Income Taxes	15,444	(29,360)	(112,296)	(101,203)
(Provision for) Benefit from Income Taxes	(4,330)	—	25,271	—
Net Income (Loss)	$11,114	$(29,360)	$(87,025)	$(101,203)
Net Income (Loss) Per Common Share, Basic	$0.05	$(0.14)	$(0.41)	$(0.56)
Net Income (Loss) Per Common Share, Diluted	$0.05	$(0.14)	$(0.41)	$(0.56)
Weighted Average Common Shares Outstanding, Basic	210,549,653	209,501,887	210,288,446	181,144,822
Weighted Average Common Shares Outstanding, Diluted	210,937,271	209,501,887	210,288,446	181,144,822
See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Operating Activities:
Net Income (Loss)	$(87,025)	$(101,203)
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	230,170	152,106
Deferred income taxes	(25,271)	—
Impairment, dry hole costs and abandonment expense	2,487	609
Commodity derivative (gain) loss	54,600	128,166
Settlements of commodity derivatives	7,731	(42,628)
Stock compensation and other non-cash charges	9,501	5,813
Amortization of deferred financing costs	1,917	1,729
(Gain) loss on extinguishment of debt	—	257
(Gain) loss on sale of properties	2,901	1,046
Change in operating assets and liabilities:
Accounts receivable	13,488	(8,789)
Prepayments and other assets	(1,109)	(1,421)
Accounts payable, accrued and other liabilities	3,867	(25,287)
Amounts payable to oil and gas property owners	(16,784)	33,804
Production taxes payable	(1,079)	15,983
Net cash provided by (used in) operating activities	195,394	160,185
Investing Activities:
Additions to oil and gas properties, including acquisitions	(375,976)	(322,614)
Additions of furniture, equipment and other	(3,958)	(616)
Repayment of debt associated with merger, net of cash acquired	—	(53,357)
Proceeds from sale of properties	1,334	(221)
Other investing activities	(1,400)	232
Net cash provided by (used in) investing activities	(380,000)	(376,576)
Financing Activities:
Proceeds from debt	200,000	—
Principal payments on debt	(26,859)	(350)
Other financing activities	(1,741)	(4,745)
Net cash provided by (used in) financing activities	171,400	(5,095)
Increase (Decrease) in Cash and Cash Equivalents	(13,206)	(221,486)
Beginning Cash and Cash Equivalents	32,774	314,466
Ending Cash and Cash Equivalents	$19,568	$92,980
See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands)

	Three Months Ended September 30, 2019 and 2018
	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
Balance at June 30, 2019	$210	$1,774,164	$(657,981)	$—	$1,116,393
Restricted stock activity and shares exchanged for tax withholding	1	—	—	(219)	(218)
Stock-based compensation	—	2,274	—	—	2,274
Retirement of treasury stock	—	(219)	—	219	—
Net income (loss)	—	—	11,114	—	11,114
Balance at September 30, 2019	$211	$1,776,219	$(646,867)	$—	$1,129,563

Balance at June 30, 2018	$209	$1,767,899	$(752,905)	$—	$1,015,203
Restricted stock activity and shares exchanged for tax withholding	1	—	—	(43)	(42)
Stock-based compensation	—	1,996	—	—	1,996
Retirement of treasury stock	—	(43)	—	43	—
Net income (loss)	—	—	(29,360)	—	(29,360)
Balance at September 30, 2018	$210	$1,769,852	$(782,265)	$—	$987,797

	Nine Months Ended September 30, 2019 and 2018
	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2018	$210	$1,771,730	$(559,842)	$—	$1,212,098
Restricted stock activity and shares exchanged for tax withholding	1	—	—	(1,725)	(1,724)
Stock-based compensation	—	6,214	—	—	6,214
Retirement of treasury stock	—	(1,725)	—	1,725	—
Net income (loss)	—	—	(87,025)	—	(87,025)
Balance at September 30, 2019	$211	$1,776,219	$(646,867)	$—	$1,129,563

Balance at December 31, 2017	$109	$1,279,507	$(681,062)	$—	$598,554
Restricted stock activity and shares exchanged for tax withholding	1	—	—	(1,533)	(1,532)
Stock-based compensation	—	7,978	—	—	7,978
Retirement of treasury stock	—	(1,533)	—	1,533	—
Issuance of common stock, merger	100	483,900	—	—	484,000
Net income (loss)	—	—	(101,203)	—	(101,203)
Balance at September 30, 2018	$210	$1,769,852	$(782,265)	$—	$987,797
See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2019

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

Accounts Receivable. Accounts receivable is comprised of the following:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Oil, gas and NGL sales	$49,840	$44,860
Due from joint interest owners	8,879	27,435
Other	709	754
Allowance for doubtful accounts	(1)	(106)
Total accounts receivable	$59,427	$72,943

Oil and Gas Properties. The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company's oil, natural gas and NGL producing activities:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Proved properties	$679,200	$663,485
Wells and related equipment and facilities	1,786,836	1,438,092
Support equipment and facilities	91,915	75,392
Materials and supplies	23,845	18,341
Total proved oil and gas properties	$2,581,796	$2,195,310
Unproved properties	319,265	328,409
Wells and facilities in progress	74,645	139,799
Total unproved oil and gas properties, excluded from amortization	$393,910	$468,208
Accumulated depreciation, depletion, amortization and impairment	(868,529)	(642,645)
Total oil and gas properties, net	$2,107,177	$2,020,873

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

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Accrued drilling, completion and facility costs	$42,805	$69,830
Accrued lease operating, gathering, transportation and processing expenses	9,039	6,970
Accrued general and administrative expenses	7,130	8,774
Accrued interest payable	18,901	6,758
Accrued merger transaction expenses	—	550
Trade payables	3,929	31,057
Operating lease liability	985	—
Other	5,735	7,440
Total accounts payable and accrued liabilities	$88,524	$131,379

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

Revenue Recognition. All of the Company's sales of oil, gas and NGLs are made under contracts with customers, whereby revenues are recognized when the Company satisfies its performance obligations and the customer obtains control of the product. Performance obligations under the Company's contracts with customers are typically satisfied at a point-in-time through monthly delivery of oil, gas and/or NGLs. Accordingly, at the end of the reporting period, the Company does not have any unsatisfied performance obligations. The Company's contracts with customers typically include variable consideration based on monthly pricing tied to local indices and volumes delivered in the current month. The nature of the Company's contracts with customers does not require the Company to constrain variable consideration for accounting purposes. As of September 30, 2019, the Company had open contracts with customers with terms of 1 month to 19 years, as well as evergreen contracts that renew on a periodic basis if not canceled by the Company or the customer. The Company's contracts with customers typically require payment within one month of delivery.

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

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of September 30, 2019.

Comprehensive Income. The Company has no elements of other comprehensive income, therefore, the Company's net income (loss) on the Unaudited Consolidated Statements of Operations represents comprehensive income.

Earnings/Loss Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested shares of common stock. The dilutive net income per common share excludes the anti-dilutive effect of 3,107,116 nonvested shares of common stock for the three months ended September

30, 2019. The Company was in a net loss position for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018; therefore, all potentially dilutive securities were anti-dilutive.

The following table sets forth the calculation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net income (loss)	$11,114	$(29,360)	$(87,025)	$(101,203)
Basic weighted-average common shares outstanding in period	210,550	209,502	210,288	181,145
Add dilutive effects of stock options and nonvested equity shares of common stock	387	—	—	—
Diluted weighted-average common shares outstanding in period	210,937	209,502	210,288	181,145
Basic net income (loss) per common share	$0.05	$(0.14)	$(0.41)	$(0.56)
Diluted net income (loss) per common share	$0.05	$(0.14)	$(0.41)	$(0.56)

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

In February 2016, the FASB issued ASU 2016-02, Leases, followed by additional accounting standards updates that provided additional practical expedients and policy election options (collectively, Accounting Standards Codification Topic 842 ("ASC 842")). The objective of ASC 842 was to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. ASC 842 was effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective method and elected the option to not apply ASC 842 to comparative periods. The Company also elected the following practical expedients:

•	not to recognize lease assets or liabilities on the balance sheet when lease terms are less than 12 months,

•	carry forward previous conclusions related to current lease classification under the previous lease accounting standard to lease classification for these existing leases under ASC 842,

•	exclude from evaluation under ASC 842 land easements that existed or expired before adoption of ASC 842, and

•	to combine lease and non-lease components for certain asset classes.

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

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash paid for interest	$29,168	$25,746
Cash paid for income taxes	—	—
Cash paid for amounts included in the measurements of lease liabilities:
Cash paid for operating leases	970	—
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations
Operating leases (1)	14,955	—
Non-cash investing and financing activities:
Accounts payable and accrued liabilities - oil and gas properties	44,970	101,838
Accrued liabilities - financing costs	—	215
Change in asset retirement obligations, net of disposals	(5,443)	9,885
Retirement of treasury stock	(1,725)	(1,533)
Properties exchanged in non-cash transactions	4,561	—
Issuance of common stock for Merger	—	484,000

(1)	Excludes the reclassifications of lease incentives and deferred rent balances.

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

2018 Merger with Fifth Creek Energy Operating Company, LLC

On March 19, 2018, the Company completed the Merger with Fifth Creek. The Merger was effected through the issuance of 100 million shares of the Company's common stock, with a fair value of $484.0 million on the date of closing, and the repayment of $53.9 million of Fifth Creek debt. In connection with the Merger, the Company incurred costs of $21.2 million relating to severance, consulting, advisory, legal and other merger-related fees, all of which were expensed and included in merger transaction expense in the Company's Unaudited Consolidated Statements of Operations.

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

Additionally, pro forma earnings for the three months ended September 30, 2019 and September 30, 2018 were adjusted to exclude merger-related costs of $2.1 million and $0.1 million, respectively, incurred by the Company. Pro forma earnings for the nine months ended September 30, 2019 and 2018 were adjusted to exclude merger-related costs of $4.5 million and $6.1 million, respectively, incurred by the Company and zero and $4.0 million, respectively, incurred by Fifth Creek. The pro forma results of operations do not include any cost savings or other synergies that may have occurred as a result of the acquisition or any estimated costs that have been incurred by the Company to integrate the Fifth Creek assets. The pro forma condensed combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the acquisition taken place on January 1, 2018; furthermore, the financial information is not intended to be a projection of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Revenues	$121,282	$131,126	$330,846	$338,266
Net Income (Loss) (1)	12,609	(29,260)	(83,544)	(98,993)
Net Income (Loss) per Common Share, Basic (1)	0.06	(0.14)	(0.40)	(0.47)
Net Income (Loss) per Common Share, Diluted (1)	0.06	(0.14)	(0.40)	(0.47)

(1)	The pro forma information for the three and nine months ended September 30, 2019 includes adjustments for merger-related costs of $2.1 million and $4.5 million, respectively.

5. Long-Term Debt

The Company's outstanding debt is summarized below:

		As of September 30, 2019			As of December 31, 2018
	Maturity Date	Principal	Debt Issuance Costs	Carrying Amount	Principal	Debt Issuance Costs	Carrying Amount
		(in thousands)
Amended Credit Facility (1)	September 14, 2023	$175,000	$—	$175,000	$—	$—	$—
7.0% Senior Notes (2)	October 15, 2022	350,000	(2,582)	347,418	350,000	(3,210)	346,790
8.75% Senior Notes (3)	June 15, 2025	275,000	(3,888)	271,112	275,000	(4,403)	270,597
Lease Financing Obligation (4)	August 10, 2020	—	—	—	1,859	—	1,859
Total Debt		$800,000	$(6,470)	$793,530	$626,859	$(7,613)	$619,246
Less: Current Portion of Long-Term Debt (5)		—	—	—	1,859	—	1,859
Total Long-Term Debt		$800,000	$(6,470)	$793,530	$625,000	$(7,613)	$617,387

(1)	The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure and on financing terms currently available to the Company.

(2)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $320.9 million and $329.7 million as of September 30, 2019 and December 31, 2018, respectively, based on reported market trades of these instruments.

(3)
The aggregate estimated fair value of the 8.75% Senior Notes was approximately $243.3 million and $264.7 million as of September 30, 2019 and December 31, 2018, respectively, based on reported market trades of these instruments.

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

Amended Credit Facility

The Company's revolving bank credit facility (the "Amended Credit Facility"), has a maturity date of September 14, 2023, a maximum credit amount of $1.5 billion, an initial elected commitment amount of $500.0 million and an initial borrowing base of $500.0 million. The Company had $175.0 million and zero outstanding under the Amended Credit Facility as of September 30, 2019 and December 31, 2018, respectively. As credit support for future payments under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the available borrowing capacity under the Amended Credit Facility as of September 30, 2019 to $299.0 million.

Interest rates are either adjusted LIBOR plus applicable margins of 1.5% to 2.5% or an alternate base rate plus applicable margins of 0.5% to 1.5%, and the unused commitment fee is between 0.375% and 0.5%. The applicable margin and the unused commitment fee rate are determined based on borrowing base utilization. The weighted average annual interest rate incurred on the Amended Credit Facility was 4.1% for the three and nine months ended September 30, 2019.

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

6. Asset Retirement Obligations

A reconciliation of the Company's asset retirement obligations for the nine months ended September 30, 2019 is as follows (in thousands):

As of December 31, 2018	$29,655
Liabilities incurred	2,835
Liabilities settled	(1,560)
Disposition of properties (1)	(7,668)
Accretion expense	1,174
Revisions to estimate	950
As of September 30, 2019	$25,386
Less: Current asset retirement obligations	2,039
Long-term asset retirement obligations	$23,347

(1)	See additional information regarding disposition of properties in Note 4.

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of September 30, 2019
Financial Assets
Cash equivalents	$—	$—	$—	$—
Deferred compensation plan	1,778	—	—	1,778
Commodity derivatives	—	47,241	—	47,241
Financial Liabilities
Commodity derivatives	—	1,117	—	1,117
As of December 31, 2018
Financial Assets
Cash equivalents	$12,188	$—	$—	$12,188
Deferred compensation plan	1,392	—	—	1,392
Commodity derivatives	—	109,494	—	109,494
Financial Liabilities
Commodity derivatives	—	1,039	—	1,039

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in the Company's consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Oil and gas properties – Oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable. If an impairment is necessary, the fair value is estimated by using either a market approach based on recent sales prices of comparable properties and/or indications from marketing activities or by using the income valuation technique, which involves calculating the present value of future net revenues. The present value, net of estimated operating and development costs, is calculated using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows, predominantly all of which are designated as Level 3 inputs within the fair value hierarchy. No properties were reduced to fair value during the three and nine month periods ended September 30, 2019 or 2018.

Additional Fair Value Disclosures

Long-term Debt – Long-term debt is not presented at fair value on the Unaudited Consolidated Balance Sheets, as it is recorded at carrying value, net of unamortized debt issuance costs. The fair values of the Company's fixed rate 7.0% Senior Notes and 8.75% Senior Notes totaled $564.2 million and $594.4 million as of September 30, 2019 and December 31, 2018, respectively. The fair values of the Company's fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.

There is no active, public market for the Amended Credit Facility. The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure based on the LIBOR spread, secured interest, and the Company's borrowing base utilization. The Amended Credit Facility had a balance of $175.0 million as of September 30, 2019 and zero as of December 31, 2018. The fair value measurements for the Amended Credit Facility represent Level 2 inputs.

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

	As of September 30, 2019
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$37,218	$(1,104)	(1)	$36,114
Derivative assets (noncurrent)	10,023	(13)	(1)	10,010
Total derivative assets	$47,241	$(1,117)		$46,124

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
	(in thousands)
Accounts payable and accrued liabilities	$(1,104)	$1,104	(1)	$—
Other noncurrent liabilities	(13)	13	(1)	—
Total derivative liabilities	$(1,117)	$1,117		$—

	As of December 31, 2018
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$82,205	$(1,039)	(1)	$81,166
Derivative assets (noncurrent)	27,289	—	(1)	27,289
Total derivative assets	$109,494	$(1,039)		$108,455

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
	(in thousands)
Accounts payable and accrued liabilities	$(1,039)	$1,039	(1)	$—
Other noncurrent liabilities	—	—		—
Total derivative liabilities	$(1,039)	$1,039		$—

(1)	Asset and liability balances with the same counterparty are presented as a net asset or liability on the Unaudited Consolidated Balance Sheets.

As of September 30, 2019, the Company had swap contracts in place to hedge the following volumes for the periods indicated:

	October – December 2019		For the year 2020		For the year 2021
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	1,537,519	$59.01	4,986,500	$58.86	181,000	$57.13
Natural Gas (MMbtu)	644,000	$2.11	—	$—	—	$—

As of September 30, 2019, the Company had cashless collars (purchased put options and written call options) in place to hedge the following volumes for the periods indicated:

	October – December 2019
	Derivative Volumes	Weighted Average Floor Price	Weighted Average Ceiling Price
Oil (Bbls)	276,000	$55.00	$77.56

The Company's derivative financial instruments are generally executed with major financial or commodities trading institutions. The instruments expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had derivatives in place with 10 different counterparties as of September 30, 2019. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk in the event of non-performance by the counterparties are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.

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

9. Income Taxes

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return in accordance with the FASB's rules on income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. During the three and nine months ended September 30, 2019 and 2018, the Company had no uncertain tax positions.

The Company's policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company's income tax provision. The Company did not record any accrued interest or penalties associated with unrecognized tax benefits during the three and nine months ended September 30, 2019 and 2018.

Income tax benefit for the three and nine months ended September 30, 2019 and 2018 differs from the amounts that would be provided by applying the U.S. statutory income tax rates to pretax income or loss principally due to stock-based compensation, political lobbying expense, political contributions, nondeductible officer compensation, state income taxes, and for 2018, the effect of deferred tax asset valuation allowances. For the three and nine months ended September 30, 2019, the Company recognized $4.3 million of income tax expense and $25.3 million of income tax benefit, respectively. No income tax expense or benefit was recognized for the three and nine months ended September 30, 2018 as a result of a full valuation allowance against the deferred tax asset balance. The Company considers all available evidence (both positive and negative) to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. The Company continues to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration.

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

The following table presents the long-term equity and cash incentive compensation related to awards for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Nonvested common stock (1)	$1,992	$1,654	$5,321	$4,504
Nonvested common stock units (1)	283	344	895	791
Nonvested performance cash units (2)(3)	(130)	257	947	635
Total	$2,145	$2,255	$7,163	$5,930

(1)
Unrecognized compensation expense as of September 30, 2019 was $7.5 million, which related to grants of nonvested shares of common stock that are expected to be recognized over a weighted-average period of 1.7 years.

(2)
The nonvested performance-based cash units are accounted for as liability awards with $1.3 million and $0.3 million in other noncurrent liabilities as of September 30, 2019 and December 31, 2018, respectively, in the Unaudited Consolidated Balance Sheets.

(3)	Liability awards are fair valued at each reporting date. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

Nonvested Equity and Cash Awards. The following tables present the equity and cash awards granted pursuant to the Company's various stock compensation plans. A summary of the Company's nonvested common stock awards for the three and nine months ended September 30, 2019 and 2018 is presented below:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
Nonvested Common Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 1,	3,406,134	$3.88	2,858,278	$5.28
Granted	6,000	1.25	123,094	6.79
Vested	(356,009)	4.19	(25,432)	7.16
Forfeited or expired	(73,094)	4.80	(38,292)	5.34
Outstanding at September 30,	2,983,031	3.82	2,917,648	5.33

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
Nonvested Common Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	2,912,166	$5.27	1,394,868	$7.00
Granted	1,847,700	2.64	1,140,542	5.60
Modified (1)	—	—	1,146,305	4.84
Vested	(1,685,639)	4.99	(693,364)	8.24
Forfeited or expired	(91,196)	4.83	(70,703)	5.98
Outstanding at September 30,	2,983,031	3.82	2,917,648	5.33

(1)
Due to the closing of the Merger, the 2016 and 2017 Performance Cash Programs were converted from nonvested performance-based cash units to nonvested common stock awards, resulting in an increase in nonvested common stock awards for the nine months ended September 30, 2018.

A summary of the Company's nonvested common stock unit awards for the three and nine months ended September 30, 2019 and 2018 is presented below:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
Nonvested Common Stock Unit Awards	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at July 1,	796,103	$3.27	302,417	$7.37
Granted	—	—	18,695	4.88
Vested	—	—	(18,695)	4.88
Outstanding at September 30,	796,103	3.27	302,417	7.37

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
Nonvested Common Stock Unit Awards	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1,	311,237	$7.26	272,559	$6.37
Granted	643,084	1.88	180,778	6.63
Vested	(158,218)	5.44	(150,920)	4.66
Outstanding at September 30,	796,103	3.27	302,417	7.37

A summary of the Company's nonvested performance-based cash unit awards for the three and nine months ended September 30, 2019 and 2018 is presented below:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
Nonvested Performance-Based Cash Unit Awards	Units	Weighted Average Fair Value	Units	Weighted Average Fair Value
Outstanding at July 1,	2,868,634		846,256
Granted	—		89,037
Forfeited or expired	(292,572)		(16,232)
Outstanding at September 30,	2,576,062	$1.59	919,061	$4.88

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
Nonvested Performance-Based Cash Unit Awards	Units	Weighted Average Fair Value	Units	Weighted Average Fair Value
Outstanding at January 1,	909,585		1,548,083
Granted	2,026,521		935,293
Performance goal adjustment (1)	—		11,289
Modified (2)	—		(1,211,478)
Vested	—		(286,652)
Forfeited or expired	(360,044)		(77,474)
Outstanding at September 30,	2,576,062	$1.59	919,061	$4.88

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

Performance Cash Program

2019 Program. In February 2019, the Compensation Committee of the Board of Directors of the Company approved a performance cash program (the "2019 Program") granting performance cash units that will settle in cash and are accounted for as liability awards. The performance-based awards contingently vest in February 2022, depending on the level at which the performance goal is achieved. The performance goal, which will be measured over the three-year period ending December 31, 2021, will be the Company's total shareholder return ("TSR") based on a matrix measurement of (1) the Company's absolute performance and (2) the Company's ranking relative to a defined peer group's individual TSRs ("Relative TSR"). The Company's absolute performance is measured against the December 31, 2018 closing share price of $2.49. For the portion of the program based on absolute performance (i) if the Company's absolute performance is less than 50%, the payout is zero, (ii) if the Company's absolute performance is 50%, the payout is 50% and (iii) if the Company's absolute performance is 100%, the payout is 100%, which is the maximum payout for this portion. For the portion of the program based on relative performance (i) if the Company's Relative TSR is less than 30%, the payout is zero and (ii) if the Company's Relative TSR is 30% or greater, the payout is equal to the Company's percentile rank up to 100% of the original grant. The Company's combined absolute performance and Relative TSR have a maximum vest of up to 200% of the original grant.

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

For the three and nine months ended September 30, 2019, lease cost was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
Lease Cost	2019	2019
	(in thousands)
Operating lease cost (1)(3)	$576	$1,693
Short-term lease cost (2)(3)	2,678	13,064
Variable lease cost (4)	154	154
Total lease cost	$3,408	$14,911

(1)	Operating lease cost was primarily included in general and administrative expense or lease operating expense on the Unaudited Consolidated Statements of Operations.

(2)	Short-term lease cost primarily includes leases for drilling rigs, which were capitalized to property, plant and equipment on the Unaudited Consolidated Balance Sheets.

(3)
A portion of the operating lease cost and a majority of the short-term lease cost represent gross amounts that the Company was financially committed to pay. However, the Company recorded in the financial statements its proportionate share based on the Company's working interest, which varies from property to property.

(4)	Variable lease cost is related to a gathering agreement and is included in oil, gas, and NGL production on the Unaudited Consolidated Statements of Operations.

Supplemental balance sheet information related to leases as of September 30, 2019, was as follows:

Operating Leases	As of September 30, 2019
(in thousands)
Right-of-use assets (1)	$9,475
Accumulated amortization (2)	(1,028)
Total right-of-use assets, net (3)	$8,447
Current lease liabilities (4)	(985)
Noncurrent lease liabilities (5)	(13,598)
Total lease liabilities (3)	$(14,583)
Weighted average remaining lease term
Operating leases (in years)	8.0
Weighted average discount rate
Operating leases	5.6%

(1)	Included in furniture, equipment and other in the Unaudited Consolidated Balance Sheets.

(2)	Included in accumulated depreciation, depletion, amortization and impairment in the Unaudited Consolidated Balance Sheets.

(3)
The difference between the right-of-use assets and total lease liabilities is primarily related to lease incentives and deferred rent balances, which were required to be netted against the right-of-use assets as of the implementation date of January 1, 2019.

(4)	Included in accounts payable and accrued liabilities in the Unaudited Consolidated Balance Sheets.

(5)	Included in other noncurrent liabilities in the Unaudited Consolidated Balance Sheets.

Maturities of lease liabilities as of September 30, 2019 were as follows:

As of September 30, 2019
(in thousands)
2019	$342
2020	2,040
2021	2,340
2022	2,031
2023	2,024
Thereafter	9,654
Total	$18,431
Less: Interest	(3,848)
Present value of lease liabilities	$14,583

Minimum future contractual payments for operating leases under the scope of ASC 840 as of December 31, 2018 were as follows:

As of December 31, 2018
(in thousands)
2019	$2,583
2020	3,032
2021	3,331
2022	3,263
2023	3,036
Thereafter	13,112
Total	$28,357

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

The amounts in the table below represent the Company's future minimum transportation charges:

As of September 30, 2019
(in thousands)
2019	$4,544
2020	23,300
2021	19,797
2022	13,064
2023	14,600
Thereafter	19,440
Total	$94,745

Gas Gathering and Processing Agreements. The Company is party to one minimum volume commitment and one reimbursement obligation. The minimum volume commitment requires the Company to deliver a minimum volume of natural gas to a midstream entity for gathering and processing. The contract requires the Company to pay a fee associated with the contracted volumes regardless of the amount delivered. The reimbursement obligation requires the Company to pay a monthly gathering and processing fee per Mcf of production to reimburse a midstream entity for its costs to construct gas gathering and processing facilities. If the costs are not reimbursed by the Company via the monthly gathering and processing fees, the Company must pay the difference. The amounts in the table below represent the Company's future minimum charges under both agreements:

As of September 30, 2019
(in thousands)
2019	$2,291
2020	3,895
2021	1,997
Thereafter	—
Total	$8,183

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

As of September 30, 2019
(in thousands)
2019	$2,947
2020	1,490
2021	745
2022	745
2023	744
Thereafter	—
Total	$6,671

Litigation. The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the ordinary course of business. It is the opinion of the Company's management that current claims and litigation involving the Company are not likely to have a material adverse effect on its Unaudited Consolidated Balance Sheet, Cash Flows or Statements of Operations.

13. Parent Guarantor

The condensed consolidating financial information as of and for the periods ended September 30, 2019 present the results of operations, financial position and cash flows of HighPoint Resources Corporation, or parent guarantor, HighPoint Operating Corporation (f/k/a Bill Barrett), or subsidiary issuer, and Fifth Pocket Production, LLC, a subsidiary guarantor (formed on August 1, 2019), as well as the consolidating adjustments necessary to present HighPoint Resources Corporation's results on a consolidated basis. The parent guarantor and the subsidiary guarantor, on a joint and several basis, fully and unconditionally guarantee the debt securities of the subsidiary issuer. The indentures governing those securities limit the ability of the subsidiary issuer and the subsidiary guarantor to pay dividends or otherwise provide funding to the parent guarantor.

Prior periods are presented under the structure of the Company prior to the formation of Fifth Pocket Production, LLC.

For the purpose of the following financial information, investments in subsidiaries are reflected in accordance with the equity method of accounting. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the parent and the subsidiary operated as independent entities.

Condensed Consolidating Balance Sheets

	As of September 30, 2019
	Parent Guarantor	Subsidiary Issuer	Subsidiary Guarantor (1)	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash equivalents	$—	$19,568	$—	$—	$19,568
Accounts receivable, net of allowance for doubtful accounts	—	59,427	—	—	59,427
Other current assets	—	40,802	—	—	40,802
Property and equipment, net	—	2,127,989	—	—	2,127,989
Investment in subsidiaries	1,129,563	—	—	(1,129,563)	—
Noncurrent assets	—	15,841	—	—	15,841
Total assets	$1,129,563	$2,263,627	$—	$(1,129,563)	$2,263,627
Liabilities and Stockholders' Equity:
Accounts payable and other accrued liabilities	$—	$88,524	$—	$—	$88,524
Other current liabilities	—	97,084	—	—	97,084
Long-term debt	—	793,530	—	—	793,530
Deferred income taxes	—	114,263	—	—	114,263
Other noncurrent liabilities	—	40,663	—	—	40,663
Stockholders' equity	1,129,563	1,129,563	—	(1,129,563)	1,129,563
Total liabilities and stockholders' equity	$1,129,563	$2,263,627	$—	$(1,129,563)	$2,263,627

(1)	Subsidiary guarantor was formed on August 1, 2019 with an immaterial investment from the subsidiary issuer.

	As of December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash equivalents	$—	$32,774	$—	$32,774
Accounts receivable, net of allowance for doubtful accounts	—	72,943	—	72,943
Other current assets	—	84,064	—	84,064
Property and equipment, net	—	2,029,523	—	2,029,523
Investment in subsidiaries	1,212,098	—	(1,212,098)	—
Noncurrent assets	—	33,156	—	33,156
Total assets	$1,212,098	$2,252,460	$(1,212,098)	$2,252,460
Liabilities and Stockholders' Equity:
Accounts payable and other accrued liabilities	$—	$131,379	$—	$131,379
Other current liabilities	—	116,806	—	116,806
Long-term debt	—	617,387	—	617,387
Deferred income taxes	—	139,534	—	139,534
Other noncurrent liabilities	—	35,256	—	35,256
Stockholders' equity	1,212,098	1,212,098	(1,212,098)	1,212,098
Total liabilities and stockholders' equity	$1,212,098	$2,252,460	$(1,212,098)	$2,252,460

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2019
	Parent Guarantor	Subsidiary Issuer	Subsidiary Guarantor (1)	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$—	$121,282	$—	$—	$121,282
Operating expenses	—	(108,686)	—	—	(108,686)
General and administrative	—	(11,048)	—	—	(11,048)
Merger transaction expense	—	(2,078)	—	—	(2,078)
Interest expense	—	(15,167)	—	—	(15,167)
Interest income and other income (expense)	—	31,141	—	—	31,141
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	15,444	—	—	15,444
(Provision for) benefit from income taxes	—	(4,330)	—	—	(4,330)
Equity in earnings (loss) of subsidiaries	11,114	—	—	(11,114)	—
Net income (loss)	$11,114	$11,114	$—	$(11,114)	$11,114

	Nine Months Ended September 30, 2019
	Parent Guarantor	Subsidiary Issuer	Subsidiary Guarantor (1)	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$—	$330,846	$—	$—	$330,846
Operating expenses	—	(305,276)	—	—	(305,276)
General and administrative	—	(36,109)	—	—	(36,109)
Merger transaction expense	—	(4,492)	—	—	(4,492)
Interest expense	—	(43,227)	—	—	(43,227)
Interest income and other income (expense)	—	(54,038)	—	—	(54,038)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	(112,296)	—	—	(112,296)
(Provision for) benefit from income taxes	—	25,271	—	—	25,271
Equity in earnings (loss) of subsidiaries	(87,025)	—	—	87,025	—
Net income (loss)	$(87,025)	$(87,025)	$—	$87,025	$(87,025)

(1)	Subsidiary guarantor was formed on August 1, 2019 and did not generate any revenues or expenses for the three or nine months ended September 30, 2019.

	Three Months Ended September 30, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$—	$131,126	$—	$131,126
Operating expenses	—	(83,172)	—	(83,172)
General and administrative	—	(12,696)	—	(12,696)
Merger transaction expense	—	(100)	—	(100)
Interest expense	—	(13,165)	—	(13,165)
Interest income and other income (expense)	—	(51,353)	—	(51,353)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	(29,360)	—	(29,360)
(Provision for) benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(29,360)	—	29,360	—
Net income (loss)	$(29,360)	$(29,360)	$29,360	$(29,360)

	Nine Months Ended September 30, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$—	$322,334	$—	$322,334
Operating expenses	—	(217,042)	—	(217,042)
General and administrative	—	(34,427)	—	(34,427)
Merger transaction expense	—	(6,140)	—	(6,140)
Interest expense	—	(39,348)	—	(39,348)
Interest income and other income (expense)	—	(126,580)	—	(126,580)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	(101,203)	—	(101,203)
(Provision for) benefit from income taxes	—	—	—	—
Equity in earnings (loss) of subsidiaries	(101,203)	—	101,203	—
Net income (loss)	$(101,203)	$(101,203)	$101,203	$(101,203)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2019
	Parent Guarantor	Subsidiary Issuer	Subsidiary Guarantor (1)	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$—	$195,394	$—	$—	$195,394
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	—	(375,976)	—	—	(375,976)
Additions to furniture, fixtures and other	—	(3,958)	—	—	(3,958)
Proceeds from sale of properties	—	1,334	—	—	1,334
Other investing activities	—	(1,400)	—		(1,400)
Cash flows from financing activities:
Proceeds from debt	—	200,000	—	—	200,000
Principal payments on debt	—	(26,859)	—	—	(26,859)
Other financing activities	—	(1,741)	—	—	(1,741)
Change in cash and cash equivalents	—	(13,206)	—	—	(13,206)
Beginning cash and cash equivalents	—	32,774	—	—	32,774
Ending cash and cash equivalents	$—	$19,568	$—	$—	$19,568

(1)	Subsidiary guarantor was formed on August 1, 2019 and did not generate any cash flows for nine months ended September 30, 2019.

	Nine Months Ended September 30, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$—	$160,185	$—	$160,185
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	—	(322,614)	—	(322,614)
Additions to furniture, fixtures and other	—	(616)	—	(616)
Payment of acquiree's debt associated with merger, net of cash acquired	—	(53,357)	—	(53,357)
Proceeds from sale of properties	—	(221)	—	(221)
Other investing activities	—	232	—	232
Cash flows from financing activities:
Principal payments on debt	—	(350)	—	(350)
Other financing activities	—	(4,745)	—	(4,745)
Change in cash and cash equivalents	—	(221,486)	—	(221,486)
Beginning cash and cash equivalents	—	314,466	—	314,466
Ending cash and cash equivalents	$—	$92,980	$—	$92,980

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

Commodity prices are inherently volatile and are influenced by many factors outside of our control. As of October 21, 2019, we have hedged 1,813,519 barrels of oil and 644,000 MMbtu of natural gas, or approximately 52% of our expected remaining 2019 production, 5,032,500 barrels of oil for 2020 and 181,000 barrels of oil for 2021, at price levels that provide some economic certainty to our cash flows. We focus our efforts on increasing oil, natural gas and NGLs reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future earnings and cash flows are dependent on our ability to manage our revenues and overall cost structure to a level that allows for profitable production.

We operate in one industry segment, which is the development and production of crude oil, natural gas and NGLs, and all of our operations are conducted in the Rocky Mountain region of the United States. Consequently, we currently report a single reportable segment.

For the nine months ended September 30, 2018, as a result of the closing of the Merger on March 19, 2018, Fifth Creek's revenues and expenses are included in the Unaudited Consolidated Statement of Operations beginning on March 19, 2018.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production	$121,281	$131,585	$(10,304)	(8)%
Other operating revenues	1	(459)	460	*nm
Total operating revenues	121,282	131,126	(9,844)	(8)%
Operating Expenses
Lease operating expense	8,385	7,237	1,148	16%
Gathering, transportation and processing expense	1,611	1,398	213	15%
Production tax expense	7,868	11,504	(3,636)	(32)%
Exploration expense	56	19	37	195%
Impairment, dry hole costs and abandonment expense	1,170	184	986	536%
(Gain) loss on sale of properties	—	74	(74)	(100)%
Depreciation, depletion and amortization	84,948	58,946	26,002	44%
Unused commitments	4,418	4,574	(156)	(3)%
General and administrative expense (1)	11,048	12,696	(1,648)	(13)%
Merger transaction expense	2,078	100	1,978	*nm
Other operating expense, net	230	(764)	994	*nm
Total operating expenses	$121,812	$95,968	$25,844	27%
Production Data:
Oil (MBbls)	2,180	1,716	464	27%
Natural gas (MMcf)	4,236	3,294	942	29%
NGLs (MBbls)	513	471	42	9%
Combined volumes (MBoe)	3,399	2,736	663	24%
Daily combined volumes (Boe/d)	36,946	29,739	7,207	24%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$52.27	$66.96	$(14.69)	(22)%
Natural gas (per Mcf)	1.03	1.59	(0.56)	(35)%
NGLs (per Bbl)	5.76	24.31	(18.55)	(76)%
Combined (per Boe)	35.68	48.10	(12.42)	(26)%
Average Realized Prices with Hedging:
Oil (per Bbl)	$54.08	$55.92	$(1.84)	(3)%
Natural gas (per Mcf)	1.06	1.64	(0.58)	(35)%
NGLs (per Bbl)	5.76	24.31	(18.55)	(76)%
Combined (per Boe)	36.88	41.23	(4.35)	(11)%
Average Costs (per Boe):
Lease operating expense	$2.47	$2.65	$(0.18)	(7)%
Gathering, transportation and processing expense	0.47	0.51	(0.04)	(8)%
Production tax expense	2.31	4.20	(1.89)	(45)%
Depreciation, depletion and amortization	24.99	21.54	3.45	16%
General and administrative expense (1)	3.25	4.64	(1.39)	(30)%

*	Not meaningful.

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $2.1 million (or $0.63 per Boe) and $2.3 million (or $0.82 per Boe) for the three months ended September 30, 2019 and 2018, respectively.

Production Revenues and Volumes. Production revenues decreased to $121.3 million for the three months ended September 30, 2019 from $131.6 million for the three months ended September 30, 2018. The decrease in production revenues was due to a 26% decrease in average realized prices before hedging, offset by a 24% increase in production volumes. The decrease in average realized prices before hedging decreased production revenues by approximately $34.0 million, while the increase in production volumes increased production revenues by approximately $23.7 million.

Lease Operating Expense ("LOE"). LOE decreased to $2.47 per Boe for the three months ended September 30, 2019 from $2.65 per Boe for the three months ended September 30, 2018. The decrease per Boe for the three months ended September 30, 2019 compared with the three months ended September 30, 2018 was due to a decrease in compressor maintenance and workovers.

Gathering, Transportation and Processing Expense ("GTP"). GTP expense decreased to $0.47 per Boe for the three months ended September 30, 2019 from $0.51 per Boe for the three months ended September 30, 2018.

Costs incurred to gather, transport and/or process our oil, gas and NGLs prior to the transfer of control to the customer are included in GTP expense. Costs incurred to gather, transport and/or process our oil, gas and NGLs after control has transferred to the customer are considered components of the consideration received from the customer and thus recorded in oil, gas and NGL production revenues. In general, based on specific contract arrangements, costs incurred associated with gas and NGLs in the Hereford Field in the DJ Basin, which was acquired in the Merger, are included in GTP expense and costs incurred associated with gas and NGLs in the Northeast Wattenberg Field in the DJ Basin are included in production revenues. Costs incurred associated with oil are included in production revenues for both areas. See the "Revenue Recognition" section in Note 2 for additional information.

GTP expense for the three months ended September 30, 2019 of $0.47 per Boe is primarily associated with the Hereford Field. We expect GTP expense per Boe to increase in the future as we further develop and increase our production mix from the Hereford Field under the existing contractual arrangement, with a primary term through April 2027.

Production Tax Expense. Total production taxes decreased to $7.9 million for the three months ended September 30, 2019 from $11.5 million for the three months ended September 30, 2018. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 6.5% and 8.7% for the three months ended September 30, 2019 and September 30, 2018, respectively. The decrease in the rate for the three months ended September 30, 2019 was due to a decrease in our projected 2019 Colorado severance tax effective rate, based on updated information related to our annual 2019 severance tax return.

Depreciation, Depletion and Amortization ("DD&A"). DD&A increased to $84.9 million for the three months ended September 30, 2019 compared with $58.9 million for the three months ended September 30, 2018. The increase of $26.0 million was a result of a 24% increase in production volumes and a 16% increase in the DD&A rate for the three months ended September 30, 2019 compared with the three months ended September 30, 2018. The increase in production accounted for a $14.3 million increase in DD&A expense, while the increase in the DD&A rate accounted for an $11.7 million increase in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the three months ended September 30, 2019, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $24.99 per Boe compared with $21.54 per Boe for the three months ended September 30, 2018. The increase in the depletion rate of 16% is the result of year end 2018 reserve adjustments.

Unused Commitments. Unused commitments expense of $4.4 million and $4.6 million for the three months ended September 30, 2019 and September 30, 2018, respectively, related to gas transportation contracts. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay transportation charges regardless of the amount of pipeline capacity utilized. The agreements expire July 31, 2021.

General and Administrative Expense. General and administrative expense decreased to $11.0 million for the three months ended September 30, 2019 from $12.7 million for the three months ended September 30, 2018. General and administrative expense on a Boe basis decreased to $3.25 for the three months ended September 30, 2019 from $4.64 for the three months ended September 30, 2018.

Included in general and administrative expense is long-term cash and equity incentive compensation of $2.1 million and $2.3 million for the three months ended September 30, 2019 and 2018, respectively. The components of long-term cash and equity incentive compensation for the three months ended September 30, 2019 and 2018 are shown in the following table:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Nonvested common stock	$1,992	$1,654
Nonvested common stock units	283	344
Nonvested performance cash units (1)	(130)	257
Total	$2,145	$2,255

(1)
The nonvested performance cash units are accounted for as liability awards and will be settled in cash for the performance metrics that are met. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

Merger Transaction Expense. Merger transaction expense was $2.1 million and $0.1 million for the three months ended September 30, 2019 and September 30, 2018, respectively. Transaction expenses included severance, consulting, advisory, legal and other merger-related fees that were not capitalized as part of the Merger.

Commodity Derivative Gain (Loss). Commodity derivative gain was $31.0 million for the three months ended September 30, 2019 compared with a loss of $51.5 million for the three months ended September 30, 2018. The gain or loss on commodity derivatives is related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of September 30, 2019 and 2018 or during the periods then ended.

The fair value of our open, but not yet settled derivative contracts is based on an income approach using various assumptions, such as quoted forward prices for commodities, risk-free discount rates, volatility factors and time value factors. The mark-to-market fair value of the open commodity derivative contracts will generally be inversely related to the price movement of the underlying commodity. If commodity price trends reverse from period to period, prior unrealized gains may become unrealized losses and vice versa. Higher underlying commodity price volatility will generally lead to higher volatility in our unrealized gains and losses and, by association, the fair value of our commodity derivative contracts. These unrealized gains and losses will impact our net income in the period reported. The mark-to-market fair value can create non-cash volatility in our reported earnings during periods of commodity price volatility. We have experienced such volatility in the past and are likely to experience it in the future. Gains on our derivatives generally indicate lower wellhead revenues in the future while losses indicate higher wellhead revenues in the future.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Realized gain (loss) on derivatives (1)	$4,075	$(18,780)
Prior year unrealized (gain) loss transferred to realized (gain) loss (1)	(20,739)	4,920
Unrealized gain (loss) on derivatives (1)	47,711	(37,687)
Total commodity derivative gain (loss)	$31,047	$(51,547)

(1)
Realized and unrealized gains and losses on commodity derivatives are presented herein as separate line items but are combined for a total commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the realized and unrealized commodity derivative gains and losses is useful because the realized cash settlement portion provides a better understanding of our hedge position. We also believe that this disclosure allows for a more meaningful comparison to our peers.

During the three months ended September 30, 2019, approximately 83% of our oil volumes and 15% of our natural gas volumes were subject to financial hedges, which resulted in an increase in oil income of $4.0 million and natural gas income of $0.1 million after settlements. During the three months ended September 30, 2018, approximately 74% of our oil volumes and 13% of our natural gas volumes were subject to financial hedges, which resulted in a decrease in oil income of $18.9 million and an increase in natural gas income of $0.1 million after settlements.

Income Tax (Expense) Benefit. For the three months ended September 30, 2019, income tax expense of $4.3 million was recognized. For the year ended December 31, 2018, we determined that it is more likely than not that we will be able to realize a portion of our deferred tax assets. This determination was made by considering all available evidence in assessing the need for a valuation allowance. Such evidence included the scheduled reversal of deferred tax liabilities, assets acquired in connection with the Merger and their classification as proved or unproved, current and projected future taxable income and tax planning strategies. In making this assessment, judgment is required in considering the relative weight of negative and positive evidence. As a result of the analysis conducted, we reversed the majority of the valuation allowance on certain deferred tax assets. We continue to consider all available evidence in assessing the need for a valuation allowance on our deferred tax assets. No income tax expense or benefit was recognized for the three months ended September 30, 2018 as a result of a full valuation allowance against our deferred tax assets.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production	$330,472	$322,534	$7,938	2%
Other operating revenues	374	(200)	574	*nm
Total operating revenues	330,846	322,334	8,512	3%
Operating Expenses
Lease operating expense	30,434	21,082	9,352	44%
Gathering, transportation and processing expense	5,076	2,829	2,247	79%
Production tax expense	20,666	26,363	(5,697)	(22)%
Exploration expense	93	39	54	138%
Impairment, dry hole costs and abandonment expense	2,487	609	1,878	308%
(Gain) loss on sale of properties	2,901	1,046	1,855	177%
Depreciation, depletion and amortization	230,170	152,106	78,064	51%
Unused commitments	13,239	13,684	(445)	(3)%
General and administrative expense (1)	36,109	34,427	1,682	5%
Merger transaction expense	4,492	6,140	(1,648)	(27)%
Other operating expenses, net	210	(716)	926	*nm
Total operating expenses	$345,877	$257,609	$88,268	34%
Production Data:
Oil (MBbls)	5,648	4,360	1,288	30%
Natural gas (MMcf)	11,544	8,946	2,598	29%
NGLs (MBbls)	1,466	1,207	259	21%
Combined volumes (MBoe)	9,038	7,058	1,980	28%
Daily combined volumes (Boe/d)	33,106	25,853	7,253	28%
Average Realized Prices Before Hedging:
Oil (per Bbl)	$52.82	$64.61	$(11.79)	(18)%
Natural gas (per Mcf)	1.58	1.59	(0.01)	(1)%
NGLs (per Bbl)	9.47	22.04	(12.57)	(57)%
Combined (per Boe)	36.57	45.70	(9.13)	(20)%
Average Realized Prices with Hedging:
Oil (per Bbl)	$54.31	$54.70	$(0.39)	(1)%
Natural gas (per Mcf)	1.52	1.65	(0.13)	(8)%
NGLs (per Bbl)	9.47	22.04	(12.57)	(57)%
Combined (per Boe)	37.42	39.66	(2.24)	(6)%
Average Costs (per Boe):
Lease operating expense	$3.37	$2.99	$0.38	13%
Gathering, transportation and processing expense	0.56	0.40	0.16	40%
Production tax expense	2.29	3.74	(1.45)	(39)%
Depreciation, depletion and amortization	25.47	21.55	3.92	18%
General and administrative expense (1)	4.00	4.88	(0.88)	(18)%

*	Not meaningful.

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $7.2 million (or $0.79 per Boe) and $5.9 million (or $0.84 per Boe) for the nine months ended September 30, 2019 and 2018, respectively.

Production Revenues and Volumes. Production revenues increased to $330.5 million for the nine months ended September 30, 2019 from $322.5 million for the nine months ended September 30, 2018. The increase in production revenues was due to a 28% increase in production volumes, offset by a 20% decrease in average realized prices before hedging. The increase in production volumes increased production revenues by approximately $72.4 million, while average realized prices before hedging decreased production revenues by approximately $64.4 million.

Lease Operating Expense. LOE increased to $3.37 per Boe for the nine months ended September 30, 2019 from $2.99 per Boe for the nine months ended September 30, 2018. The increase per Boe for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 is primarily related to adverse weather impacting field operations in both the Northeast Wattenberg and Hereford fields during the three months ended March 31, 2019 and higher initial LOE related to our early development program in the Hereford field.

Gathering, Transportation and Processing Expense. GTP expense increased to $0.56 per Boe for the nine months ended September 30, 2019 from $0.40 per Boe for the nine months ended September 30, 2018.

Costs incurred to gather, transport and/or process our oil, gas and NGLs prior to the transfer of control to the customer are included in GTP expense. Costs incurred to gather, transport and/or process our oil, gas and NGLs after control has transferred to the customer are considered components of the consideration received from the customer and thus recorded in oil, gas and NGL production revenues. In general, based on specific contract arrangements, costs incurred associated with gas and NGLs in the Hereford Field in the DJ Basin, which was acquired in the Merger, are included in GTP expense and costs incurred associated with gas and NGLs in the Northeast Wattenberg Field in the DJ Basin are included in production revenues. Costs incurred associated with oil are included in production revenues for both areas. See the "Revenue Recognition" section in Note 2 for additional information.

GTP expense for the nine months ended September 30, 2019 of $0.56 per Boe is primarily associated with the Hereford Field. We expect GTP expense per Boe to increase in the future as we further develop and increase our production mix from the Hereford Field under the existing contractual arrangement, with a primary term through April 2027.

Production Tax Expense. Total production taxes decreased to $20.7 million for the nine months ended September 30, 2019 from $26.4 million for the nine months ended September 30, 2018. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Excluding the ad valorem and severance tax adjustments, production taxes as a percentage of oil, natural gas and NGL sales were 7.7% and 8.2% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in the rate for the nine months ended September 30, 2019 was due to a decrease in our projected 2019 Colorado severance tax effective rate, based on updated information related to our annual 2019 severance tax return.

Depreciation, Depletion and Amortization. DD&A increased to $230.2 million for the nine months ended September 30, 2019 compared with $152.1 million for the nine months ended September 30, 2018. The increase of $78.1 million was a result of a 28% increase in production and an 18% increase in the DD&A rate for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018. The increase in production accounted for a $42.7 million increase in DD&A expense while the increase in the DD&A rate accounted for a $35.4 million increase in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the nine months ended September 30, 2019, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $25.47 per Boe compared with $21.55 per Boe for the nine months ended September 30, 2018. The increase in the depletion rate of 18% is the result of year end 2018 reserve adjustments.

Unused Commitments. Unused commitments expense of $13.2 million and $13.7 million for the nine months ended September 30, 2019 and 2018, respectively, related to gas transportation contracts. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay monthly transportation charges regardless of the amount of pipeline capacity utilized. The agreements expire July 31, 2021.

General and Administrative Expense. General and administrative expense increased to $36.1 million for the nine months ended September 30, 2019 from $34.4 million for the nine months ended September 30, 2018. General and administrative expense on a Boe basis decreased to $4.00 for the nine months ended September 30, 2019 from $4.88 for the nine months ended September 30, 2018.

Included in general and administrative expense is long-term cash and equity incentive compensation of $7.2 million and $5.9 million for the nine months ended September 30, 2019 and 2018, respectively. The components of long-term cash and equity incentive compensation for the nine months ended September 30, 2019 and 2018 are shown in the following table:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Nonvested common stock	$5,321	$4,504
Nonvested common stock units	895	791
Nonvested performance cash units (1)	947	635
Total	$7,163	$5,930

(1)
The nonvested performance cash units are accounted for as liability awards and will be settled in cash for the performance metrics that are met. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

Merger Transaction Expense. Merger transaction expense was $4.5 million and $6.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Transaction expenses included severance, consulting, advisory, legal and other merger-related fees that were not capitalized as part of the Merger.

Commodity Derivative Gain (Loss). Commodity derivative loss was $54.6 million for the nine months ended September 30, 2019 compared with a loss of $128.2 million for the nine months ended September 30, 2018. The loss for the nine months ended September 30, 2019 compared to the loss for the nine months ended September 30, 2018 was related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of September 30, 2019 and 2018 or during the periods then ended.

The fair value of our open, but not yet settled derivative contracts is based on an income approach using various assumptions, such as quoted forward prices for commodities, risk-free discount rates, volatility factors and time value factors. The mark-to-market fair value of the open commodity derivative contracts will generally be inversely related to the price movement of the underlying commodity. If commodity price trends reverse from period to period, prior unrealized gains may become unrealized losses and vice versa. Higher underlying commodity price volatility will generally lead to higher volatility in our unrealized gains and losses and, by association, the fair value of our commodity derivative contracts. These unrealized gains and losses will impact our net income in the period reported. The mark-to-market fair value can create non-cash volatility in our reported earnings during periods of commodity price volatility. We have experienced such volatility in the past and are likely to experience it in the future. Gains on our derivatives generally indicate lower wellhead revenues in the future while losses indicate higher wellhead revenues in the future.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Realized gain (loss) on derivatives (1)	$7,731	$(42,628)
Prior year unrealized (gain) loss transferred to realized (gain) loss (1)	(61,430)	20,940
Unrealized gain (loss) on derivatives (1)	(901)	(106,478)
Total commodity derivative gain (loss)	$(54,600)	$(128,166)

(1)
Realized and unrealized gains and losses on commodity derivatives are presented in the table as separate line items but are combined for a total commodity derivative gain (loss) in the Unaudited Consolidated Statements of Operations. This separate presentation is a non-GAAP measure. Management believes the separate presentation of the realized and unrealized commodity derivative gains and losses is useful because the realized cash settlement portion provides a better understanding of our hedge position. We also believe that this disclosure allows for a more meaningful comparison to our peers.

During the nine months ended September 30, 2019, approximately 87% of our oil volumes and 22% of our natural gas volumes were subject to financial hedges, which resulted in an increase in oil income of $8.4 million and a decrease in natural gas income of $0.7 million after settlements. During the nine months ended September 30, 2018, approximately 73% of our oil volumes and 15% of our natural gas volumes were subject to financial hedges, which resulted in a decrease in oil income of $43.2 million and an increase in natural gas income of $0.6 million after settlements.

Income Tax (Expense) Benefit. For the nine months ended September 30, 2019, income tax benefit of $25.3 million was recognized. For the year ended December 31, 2018, we determined that it was more likely than not that we would be able to realize a portion of our deferred tax assets. This determination was made by considering all available evidence in assessing the need for a valuation allowance. Such evidence included the scheduled reversal of deferred tax liabilities, assets acquired in connection with the Merger and their classification as proved or unproved, current and projected future taxable income and tax planning strategies. In making this assessment, judgment is required in considering the relative weight of negative and positive evidence. As a result of the analysis conducted, we reversed a majority of the valuation allowance on certain deferred tax assets. We continue to consider all available evidence in assessing the need for a valuation allowance on our deferred tax assets. No income tax expense or benefit was recognized for the nine months ended September 30, 2018 as a result of a full valuation allowance against our deferred tax assets.

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

The Amended Credit Facility provides for a maximum credit amount of $1.5 billion, an initial elected commitment amount of $500.0 million, and an initial borrowing base of $500.0 million. On October 1, 2019, the commitment and borrowing base amounts were reaffirmed at $500.0 million. At December 31, 2018, we had cash and cash equivalents of $32.8 million and no amounts outstanding under the Amended Credit Facility. At September 30, 2019, we had cash and cash equivalents of $19.6 million and $175.0 million outstanding under the Amended Credit Facility. Our effective borrowing capacity as of September 30, 2019 was further reduced by $26.0 million to $299.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement.

Cash Flow from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2019 and 2018 was $195.4 million and $160.2 million, respectively. The increase in net cash provided by operating activities was primarily due to an increase in cash settlements of derivatives.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts and cashless collars to receive fixed prices for a portion of our production. At September 30, 2019, we had in place crude oil swaps covering portions of our 2019, 2020, and 2021 production, natural gas swaps covering portions of our 2019 production and crude oil cashless collars covering portions of our 2019 production.

The following table includes all hedges entered into through October 21, 2019.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Index Price (1)
Swap Contracts:
2019
Oil	1,537,519	Bbls	$59.01			WTI
Natural gas	644,000	MMBtu	$2.11			NWPL
2020
Oil	5,032,500	Bbls	$58.80			WTI
2021
Oil	181,000	Bbls	$57.13			WTI
Cashless Collars:
2019
Oil	276,000	Bbls		$55.00	$77.56	WTI

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

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Nine Months Ended September 30,
Basin/Area	2019	2018
	(in millions)
DJ Basin	$321.9	$380.6
Other	4.8	0.5
Total	$326.7	$381.1

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$4.3	$8.3
Drilling, development, exploration and exploitation of oil and natural gas properties	294.9	342.8
Gathering and compression facilities	11.5	29.1
Geologic and geophysical costs	11.8	0.4
Furniture, fixtures and equipment	4.2	0.5
Total	$326.7	$381.1

Our current estimated capital expenditure budget for the quarter ended December 31, 2019 is $30.0 million to $40.0 million. The budget includes facilities costs and excludes acquisitions. We may adjust capital expenditures as business conditions and operating results warrant. The amount, timing and allocation of capital expenditures is generally discretionary and within our control. If oil, natural gas and NGL prices decline to below acceptable levels or costs increase above acceptable levels, we could choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity. We would generally do this by prioritizing capital projects to first focus on those that we believe will have the highest expected risk-adjusted financial returns and ability to generate near-term cash flow.

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

Financing Activities

Amended Credit Facility. We had $175.0 million and zero outstanding under the Amended Credit Facility as of September 30, 2019 and December 31, 2018, respectively. The Amended Credit Facility provides for a maximum credit amount of $1.5 billion, an initial elected commitment amount of $500.0 million, and an initial borrowing base of $500.0 million. On October 1, 2019, the commitment and borrowing base amounts were reaffirmed at $500.0 million. Borrowing bases are computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by our lenders, as well as any other outstanding debt. Lower commodity prices will generally result in a lower borrowing base.

We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. We expect to be in compliance with all financial covenants based on the 2019 budget at current commodity prices.

Our outstanding debt is summarized below:

		As of September 30, 2019			As of December 31, 2018
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Amended Credit Facility	September 14, 2023	$175,000	$—	$175,000	$—	$—	$—
7.0% Senior Notes	October 15, 2022	350,000	(2,582)	347,418	350,000	(3,210)	346,790
8.75% Senior Notes	June 15, 2025	275,000	(3,888)	271,112	275,000	(4,403)	270,597
Lease Financing Obligation	August 10, 2020	—	—	—	1,859	—	1,859
Total Debt		$800,000	$(6,470)	$793,530	$626,859	$(7,613)	$619,246
Less: Current Portion of Long-Term Debt		—	—	—	1,859	—	1,859
Total Long-Term Debt (1)		$800,000	$(6,470)	$793,530	$625,000	$(7,613)	$617,387

(1)	See Note 5 for additional information.

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

Contractual Obligations. A summary of our contractual obligations as of September 30, 2019 is provided in the following table:

	Payments Due by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	Twelve Months Ended September 30, 2020	Twelve Months Ended September 30, 2021	Twelve Months Ended September 30, 2022	Twelve Months Ended September 30, 2023	Twelve Months Ended September 30, 2024	After September 30, 2024
	(in thousands)
Notes payable (1)	$163	$—	$—	$175,000	$—	$—	$175,163
7.0% Senior Notes (2)	24,500	24,500	24,500	362,250	—	—	435,750
8.75% Senior Notes (3)	24,063	24,063	24,063	24,063	24,063	299,060	419,375
Firm transportation agreements (4)	21,404	23,735	11,886	14,600	14,640	8,480	94,745
Gas gathering and processing agreements (5)(6)	3,916	3,768	499	—	—	—	8,183
Asset retirement obligations (7)	2,039	2,037	2,000	2,006	2,210	15,094	25,386
Operating leases (8)	1,767	2,386	2,104	2,010	2,065	8,099	18,431
Other (9)	4,064	931	745	745	186	—	6,671
Total	$81,916	$81,420	$65,797	$580,674	$43,164	$330,733	$1,183,704

(1)
Included in notes payable is the outstanding principal amount under our Amended Credit Facility due September 14, 2023. This table does not include future commitment fees, interest expense or other fees on our Amended Credit Facility because the Amended Credit Facility is a floating rate instrument, and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. Also included in notes payable is interest on a $26.0 million letter of credit that accrues interest at 1.75% and 0.125% per annum for participation fees and fronting fees, respectively. The expected term of the letter of credit is January 31, 2020.

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

(6)
Includes a reimbursement obligation of $3.4 million. The reimbursement obligation requires us to pay a monthly gathering and processing fee per Mcf of production to reimburse a midstream entity for its costs to construct gas gathering and processing facilities. If the costs are not reimbursed by us via the monthly gathering and processing fees, we must pay the difference.

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

(9)
Primarily includes a fresh water commitment contract which requires us to purchase a minimum volume of fresh water from a supplier. The contract requires us to pay a fee associated with the contracted volumes regardless of the amount delivered.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2019.

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

Commodity Price Risk

Our primary market risk exposure is to the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. oil and natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the nine months ended September 30, 2019, our income before income taxes would have decreased by approximately $1.4 million for each $5.00 per barrel decrease in crude oil prices, approximately $0.9 million for each $0.10 decrease per MMBtu in natural gas prices and approximately $1.3 million for each $1.00 per barrel decrease in NGL prices.

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

As of October 21, 2019, we have swap contracts related to oil and natural gas volumes in place for the following periods indicated:

	October – December 2019		For the year 2020		For the year 2021
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	1,537,519	$59.01	5,032,500	$58.80	181,000	$57.13
Natural Gas (MMbtu)	644,000	$2.11	—	$—	—	$—

As of October 21, 2019, we have cashless collars related to oil volumes in place for the following periods indicated:

	October – December 2019
	Derivative Volumes	Weighted Average Floor Price	Weighted Average Ceiling Price
Oil (Bbls)	276,000	$55.00	$77.56

Further detail of these hedges is summarized in the table presented under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities."

Interest Rate Risk

At September 30, 2019, we had $175.0 million outstanding under our Amended Credit Facility, which bears interest at floating rates. The weighted average annual interest rate incurred on this debt for the nine months ended September 30, 2019 was 4.1%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the nine months ended September 30, 2019 would have resulted in an estimated $0.9 million increase in interest expense assuming a similar average debt level to the nine months ended September 30, 2019. There were no borrowings under the Amended Credit Facility during 2018. We also had $350.0 million principal amount of 7.0% Senior Notes and $275.0 million principal amount of 8.75% Senior Notes outstanding at September 30, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2019.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, in the Annual Report on Form10-K for the year ended December 31, 2018, we received initial and supplemental EPA "Section 114" mandatory information directives, as well as parallel "compliance advisories" from the Colorado Department of Public Health and Environment ("CDPHE"). These directives led to settlement negotiations with EPA and CDPHE. In April 2019, we entered into a consent decree with the EPA and the CDPHE to resolve these matters. On June 24, 2019, the Court approved the consent decree, which required the Company to pay $275,000 to the United States and $55,000 to the State of Colorado, and fund a supplemental environmental project totaling $220,000, all of which have been fulfilled by the Company. Additionally, the Company has committed to undertake certain operational enhancements over the next three years.

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

If we do not maintain an average closing price of $1.00 or more for our common stock over any consecutive 30 trading-day period, the NYSE may delist our common stock for failure to maintain compliance with the NYSE price criteria listing standards. As of October 21, 2019, the average closing price of our common stock over the immediately preceding 30 consecutive trading-day period was $1.41. The NYSE Listed Company Manual sets out rules and processes to cure non-compliance with this standard. For instance, an issuer generally has six months to cure the listing standard related to stock price (such as a reverse-stock split), during which time the issuer's common stock would continue to be traded on the NYSE, subject to compliance with the other continued listing standards. A delisting of our common stock from the NYSE could negatively impact us because it could reduce the liquidity and market price of our common stock and reduce the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing, and/or diminish the value of equity incentives available to provide to our employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended September 30, 2019:

Period	Total Number of Shares (1)	Weighted Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2019	11,153	$1.59	—	—
August 1 – 31, 2019	1,111	1.16	—	—
September 1 – 30, 2019	143,274	1.39	—	—
Total	155,538	1.40	—	—

(1)	Represents shares delivered by employees to satisfy tax withholding obligations resulting from the vesting of restricted shares of common stock issued pursuant to our employee incentive plans.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHPOINT RESOURCES CORPORATION

Date:	November 4, 2019	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 4, 2019	By:	/s/ David R. Macosko
David R. Macosko
Senior Vice President-Accounting
(Principal Accounting Officer)