Form 10-K
period 2019-12-31
HighPoint Resources Corp
filed 2020-02-26
CIK 1725526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-38435

HighPoint Resources Corporation
(Exact name of registrant as specified in its charter)

Delaware	82-3620361
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 17th Street, Suite 3700
Denver, Colorado 80202
(Address of principal executive office, including zip code)

(303) 293-9100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.001 par value	HPR	New York Stock Exchange

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
☐  Yes   ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019 was $197,315,478 (based on the closing price of $1.82 per share as of the last business day of the fiscal quarter ended June 30, 2019).

As of February 4, 2020, the registrant had 213,669,597 outstanding shares of $0.001 per share par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held in May 2020 to be filed pursuant to Regulation 14A no later than 120 days after the end of the registrant's fiscal year ended December 31, 2019.

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

PART I

Items 1 and 2. Business and Properties.

BUSINESS

General

HighPoint Resources Corporation, a Delaware corporation, together with its wholly-owned subsidiaries (collectively, the "Company", "we", "our" or "us") is an independent oil and gas company engaged in the exploration, development and production of oil, natural gas and natural gas liquids ("NGLs"). We became the successor to Bill Barrett Corporation ("Bill Barrett"), on March 19, 2018, upon closing of the transactions contemplated by the Agreement and Plan of Merger, dated December 4, 2017 (the "Merger Agreement"), pursuant to which Bill Barrett combined with Fifth Creek Energy Operating Company, LLC ("Fifth Creek") (the "Merger"). As a result of the Merger, Bill Barrett became a wholly-owned subsidiary of HighPoint Resources Corporation and subsequently Bill Barrett changed its name to HighPoint Operating Corporation. We currently conduct our activities principally in the Denver Julesburg Basin ("DJ Basin") in Colorado. Except where the context indicates otherwise, references herein to the "Company" with respect to periods prior to the completion of the Merger refer to Bill Barrett and its subsidiaries.

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

We maintain a website at the address http://www.hpres.com. No information on our website is incorporated by reference herein or deemed to be part of this Annual Report on Form 10-K. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC via EDGAR and posted at http://www.sec.gov. Additionally, our Code of Business Conduct and Ethics, which includes our code of ethics for senior financial management, Corporate Governance Guidelines, Corporate Responsibility Report, and the charters of our Audit Committee, Compensation Committee, Reserves and EHS Committee and Nominating and Corporate Governance Committee are posted on our website and are available in print free of charge to any stockholder who requests them. Requests should be sent by mail to our corporate secretary at our principal office at 555 17th Street, Suite 3700, Denver, Colorado 80202. We intend to disclose on our website any amendments or waivers to our Code of Business Conduct and Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K. Our website contains information provided by other sources that we believe are reliable. We cannot assure you that the information obtained from other sources is accurate or complete.

We operate in one industry segment, which is the exploration, development and production of oil and natural gas, and all operations are conducted in the United States. Consequently, we currently report a single reportable segment. See "Financial Statements" and the notes to our consolidated financial statements for financial information about this reportable segment.

PROPERTIES

Overview

As of December 31, 2019, we have one key area of production: the DJ Basin.

Our acreage positions in the DJ Basin are predominantly located in Colorado's eastern plains and parts of southeastern Wyoming.

DJ Basin Key Statistics

•	Estimated proved reserves as of December 31, 2019 - 127.4 MMBoe.

•	Producing wells - We had interests in 568 gross (377.9 net) producing wells as of December 31, 2019, and we serve as operator of 423 gross wells.

•	2019 net production - 12,538 MBoe.

•	Acreage - We held 66,043 net undeveloped and 76,544 net developed acres as of December 31, 2019.

•
Capital expenditures - Our capital expenditures for 2019 were $355.0 million for participation in the drilling of 74 gross (62.3 net) wells, acquisition of leasehold acres and construction of gathering facilities.

•	As of December 31, 2019, we were drilling 1 gross (1 net) well, and we were waiting to complete 34 gross (22.9 net) wells.

•	Based on our proved reserves as of January 1, 2020, we have a 64% weighted average working interest in our producing wells in the DJ Basin.

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

The DJ Basin is our core area of operation; we drilled 72 gross (62.1 net) operated wells and placed 69 gross (63.1 net) operated wells on initial flowback there in 2019. We had four rigs operating at the beginning of 2019 and decreased the rig count to two during the year. In 2019, we continued to drill extended reach horizontal wells in the Niobrara and Codell formations across the greater Northeast Wattenberg area of the DJ Basin, continuing to optimize our completion technology and establishing a scalable development program. In addition, we focused on the initial development of the Hereford field assets acquired in the Merger. The combination of this development along with nearby competitor activity continued to de-risk our acreage in the two areas.

Our oil production from the DJ Basin is sold at the lease and is either trucked or transported by pipelines to various markets. Our gas production from the DJ Basin is gathered and processed by third parties, and we receive residue gas and NGL revenue under percentage of proceeds or fee-based contracts.

Oil and Gas Data

Proved Reserves

The following table presents our estimated net proved oil, natural gas and NGL reserves at each of December 31, 2019, 2018 and 2017 based on reserve reports prepared by us and audited by independent third party petroleum engineers. While we are not required by the SEC or accounting regulations or pronouncements to have our reserve estimates independently audited, such an audit is required under our Amended Credit Facility. All of our proved reserves included in our reserve reports are located in North America. Netherland, Sewell & Associates, Inc. ("NSAI") audited all of our reserves estimates at December 31, 2019, 2018 and 2017. NSAI is retained by and reports to the Reserves and EHS Committee of our Board of Directors. When compared on a well-by-well or lease-by-lease basis, some of our internal estimates of net proved reserves are greater and some are less than NSAI's estimates. However, in the aggregate, NSAI's estimates of total net proved reserves are within 10% of our internal estimates. In addition to a third party audit, our reserves are reviewed by our Reserves and EHS Committee. The Reserves and EHS Committee reviews the final reserves estimates in conjunction with NSAI's audit letter and meets with the key representative of NSAI to discuss NSAI's review process and findings.

	As of December 31,
Proved Reserves: (1)	2019	2018	2017
Proved Developed Reserves:
Oil (MMBbls)	25.7	24.5	17.4
Natural gas (Bcf)	89.4	84.0	74.5
NGLs (MMBbls)	11.2	12.9	11.7
Total proved developed reserves (MMBoe)	51.8	51.4	41.5
Proved Undeveloped Reserves:
Oil (MMBbls)	48.4	34.5	22.2
Natural gas (Bcf)	91.9	56.3	68.4
NGLs (MMBbls)	11.9	9.3	10.7
Total proved undeveloped reserves (MMBoe) (2)	75.6	53.2	44.3
Total Proved Reserves (MMBoe) (3)	127.4	104.6	85.8

(1)
Our proved reserves were determined in accordance with SEC guidelines, using the average of the prices on the first day of each month in 2019 for natural gas (Henry Hub price) and oil (WTI Cushing price), subject to certain adjustments, or $2.58 per MMBtu of natural gas and $55.85 per barrel of oil, respectively, without giving effect to hedging transactions. The average NGL price per barrel was based on a percentage of the average oil price, subject to certain adjustments. We currently do not include future reclamation costs net of salvage value in the calculation of our proved reserves.

(2)	Approximately 59%, 51% and 52% of our estimated proved reserves (by volume) were undeveloped for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)	Total proved reserves have been reduced for the sale of non-core oil and gas properties in the amount of 11.2 MMBoe for the year ended December 31, 2017.

The data in the above table represent estimates only. Oil, natural gas and NGLs reserves are estimates of accumulations of oil, natural gas and NGLs that cannot be measured exactly. The accuracy of any reserves estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserves estimates may vary from the quantities of oil, natural gas and NGLs that are ultimately recovered. See "Item 1A. Risk Factors".

The following tables illustrate the history of our proved undeveloped reserves from December 31, 2017 through December 31, 2019:

	As of December 31,
Proved Undeveloped Reserves:	2019	2018	2017
	(MMBoe)
Beginning balance	53.2	44.3	18.5
Additions from drilling program (1)(2)	32.2	41.3	31.7
Acquisitions	1.9	5.2	—
Engineering revisions (3)	0.8	(6.7)	10.8
Price revisions	(0.4)	0.2	0.2
Converted to proved developed	(12.1)	(21.1)	(13.0)
Sold/ expired/ other (4)	—	(10.0)	(3.9)
Total proved undeveloped reserves (5)	75.6	53.2	44.3

(1)
The increase in proved undeveloped reserves for the year ended December 31, 2019 was related to the expansion of our drilling program in the Hereford field and a successful extension test in our Northeast Wattenberg field.

(2)
The increase in proved undeveloped reserves for the year ended December 31, 2018 was primarily related to the addition of the Hereford field as a result of the Merger with Fifth Creek. The upward revisions include 41.0 MMboe related to the Hereford field that were added to the proved undeveloped reserve category as these locations are included in our near-term development plans.

(3)
Negative engineering revisions for the year ended December 31, 2018 of 6.7 MMBOE are composed of 2.9 MMBoe at Hereford due to results from nine drilled but not completed ("DUC") wells acquired in the Merger which were testing tighter well spacing, and two of which experienced mechanical issues, and 3.8 MMBoe at Northeast Wattenberg due to well under performance in a new development.

(4)
For the year ended December 31, 2018, 10.0 MMboe of proved undeveloped reserves in our Northeast Wattenberg field were removed due to the Merger as a result of focusing our drilling plans to target the higher return locations in the Hereford field.

(5)
Our proved undeveloped locations as of December 31, 2019 represent approximately 7 rig-years of drilling inventory which we currently plan to develop over the next 2 to 3 years. This proved undeveloped inventory represents a conservative investment decision to drill these locations within the five-year development window allowed at the time the applicable proved undeveloped reserve is booked and is only a small portion of our large resource base, much of which meets the engineering definition for proved undeveloped reserves. However, the timing of such drilling is subject to change based on a number of factors, many of which are unpredictable and beyond our control, such as changes in commodity prices, anticipated cash flows and projected rate of return, access to capital, new opportunities with better returns on investment that were not known at the time of the reserve report, asset acquisitions and/or sales and actions or inactions of other co-owners or industry operators. As such, the relative proportion of total proved undeveloped locations that we develop may not necessarily be uniform from year to year, but could vary by year based upon the foregoing factors. We attempt to maximize the rate of return on capital deployed, which requires that we continually review all investment options available. As a result, at times we may delay or remove the drilling of certain projects, including scheduled proved undeveloped locations, in favor of projects with more attractive rates of return, leading us to deviate from our original development plan.

	Year Ended December 31,
	2019	2018	2017
Proved undeveloped locations converted to proved developed wells during year	64	69	51
Proved undeveloped drilling and completion capital invested (in millions)	$262.4	$269.1	$136.8
Proved undeveloped facilities capital invested (in millions)	$13.5	$28.5	$11.9
Percentage of proved undeveloped reserves converted to proved developed	23%	48%	70%
Prior year's proved undeveloped reserves remaining undeveloped at current year end (MMBoe)	42.4	11.2	1.6

At December 31, 2019, our proved undeveloped reserves were 75.6 MMBoe. At December 31, 2018, our proved undeveloped reserves were 53.2 MMBoe. During 2019, 12.1 MMBoe, or 23% of our December 31, 2018 proved undeveloped reserves (64 wells), were converted into proved developed reserves and required $262.4 million of drilling and completion capital and $13.5 million of facilities capital. These wells produced 2.8 MMBoe in 2019. During 2019, we added 32.2 MMBoe of proved undeveloped reserves due to drilling programs in our core development area. Positive engineering revisions increased proved undeveloped reserves by 0.8 MMBoe. Negative pricing revisions decreased proved undeveloped reserves by 0.4 MMBoe. The proved undeveloped reserves from December 31, 2018 that remained in the proved undeveloped reserves category at December 31, 2019 were 42.4 MMBoe.

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

•
Natural gas and oil prices based on the SEC pricing requirements are supplied by the third party independent engineering firm. Natural gas pricing for the first flow day of every month is collected from Henry Hub Gas Daily price and oil pricing is collected from Thomson Reuters WTI spot price. The average NGL price is based on a percentage of the WTI oil price per barrel.

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

•
Internal reserves estimates are reviewed by well and by area by the Chief Operating Officer. A variance by well to the previous year-end reserve report is used in this process. This review is independent of the reserves estimation process.

•
Reserves variances are discussed among the internal reservoir engineers and the Chief Operating Officer. Our internal reserves estimates are reviewed by senior management and the Reserves and EHS Committee prior to publication.

Within our Company, the technical person primarily responsible for overseeing the preparation of the reserves estimates is Paul Geiger. Mr. Geiger is our Chief Operating Officer and became responsible for our reserves estimates starting in January 2019. Mr. Geiger earned a Bachelor of Science degree in Petroleum Engineering and an MBA from the University of Texas. Mr. Geiger has over 20 years of experience in reserves and economic evaluations, as well as broad experience in production, completions, reservoir analysis and planning and development.

The reserves estimates shown herein have been independently audited by NSAI, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for auditing the estimates set forth in the NSAI audit letter incorporated herein are Mr. Benjamin W. Johnson and Mr. John G. Hattner. Mr. Johnson, a Licensed Professional Engineer in the State of Texas (No. 124738), has been practicing consulting petroleum engineering at NSAI since 2007 and has over 2 years of prior industry experience. He graduated from Texas Tech University in 2005 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Hattner, a Licensed Professional Geoscientist in the State of Texas, Geophysics (No. 559), has been practicing consulting petroleum geoscience at NSAI since 1991, and has over 11 years of prior industry experience. He graduated from University of

Miami, Florida, in 1976 with a Bachelor of Science Degree in Geology; from Florida State University in 1980 with a Master of Science Degree in Geological Oceanography; and from Saint Mary's College of California in 1989 with a Master of Business Administration Degree. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

From time to time, we engage NSAI to review and/or evaluate the reserves of properties that we are considering purchasing and to provide technical consulting on well testing. NSAI and its employees have no interest in those properties, and the compensation for these engagements is not contingent on NSAI's estimates of reserves and future cash inflows for the subject properties. During 2019 and 2018, we paid NSAI approximately $245,000 and $233,000, respectively, for auditing our reserves estimates.

Production and Cost History

The following table sets forth information regarding net production of oil, natural gas and NGLs and certain cost information for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Company Production Data:
Oil (MBbls)	7,668	6,330	4,203
Natural gas (MMcf)	16,614	12,864	8,952
NGLs (MBbls)	2,101	1,697	1,307
Combined volumes (MBoe)	12,538	10,171	7,002
Daily combined volumes (Boe/d)	34,351	27,866	19,184
DJ Basin – Production Data (1):
Oil (MBbls)	7,668	6,330	3,509
Natural gas (MMcf)	16,614	12,864	8,592
NGLs (MBbls)	2,101	1,697	1,294
Combined volumes (MBoe)	12,538	10,171	6,235
Daily combined volumes (Boe/d)	34,351	27,866	17,082
Uinta Oil Program – Production Data (1)(2):
Oil (MBbls)	—	—	689
Natural gas (MMcf)	—	—	348
NGLs (MBbls)	—	—	12
Combined volumes (MBoe)	—	—	759
Daily combined volumes (Boe/d)	—	—	2,079
Average Realized Prices before Hedging:
Oil (per Bbl)	$52.86	$62.04	$48.37
Natural gas (per Mcf)	1.56	1.75	2.43
NGLs (per Bbl)	10.00	22.18	20.01
Combined (per Boe)	36.07	44.53	35.88
Average Realized Prices with Hedging:
Oil (per Bbl)	$54.39	$54.51	$52.72
Natural gas (per Mcf)	1.50	1.76	2.52
NGLs (per Bbl)	10.00	22.18	20.01
Combined (per Boe)	36.92	39.85	38.60
Average Costs ($ per Boe):
Lease operating expense	$3.01	$2.74	$3.46
Gathering, transportation and processing expense	0.85	0.46	0.37
Total production costs excluding production taxes	$3.86	$3.20	$3.83
Production tax expense	1.88	3.61	2.07
Depreciation, depletion and amortization	25.62	22.46	22.85
General and administrative (3)	3.57	4.44	6.07

(1)	The DJ Basin was the only development area that contained 15% or more of our total proved reserves as of December 31, 2019, 2018 and 2017.

(2)
On December 29, 2017, we completed the sale of our remaining non-core assets in the Uinta Basin. As a result, the production and cost data related to the Uinta Basin as reported above includes values through the closing date of December 29, 2017. See Note 4 to the Consolidated Financial Statements for more information related to this divestiture.

(3)
Included in general and administrative expense is long-term cash and equity incentive compensation of $8.6 million (or $0.69 per Boe), $7.2 million (or $0.71 per Boe) and $8.3 million (or $1.18 per Boe) for the years ended December 31, 2019, 2018 and 2017, respectively.

Productive Wells

The following table sets forth information at December 31, 2019 relating to the productive wells in which we owned a working interest as of that date.

	Oil		Gas
Basin/Area	Gross Wells	Net Wells	Gross Wells	Net Wells
DJ	558.0	371.4	10.0	6.5
Other	1.0	0.1	4.0	1.1
Total	559.0	371.5	14.0	7.6

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2019 relating to our leasehold acreage.

	Developed Acreage		Undeveloped Acreage
Basin/Area	Gross	Net	Gross	Net
DJ	95,790	76,544	97,860	66,043
Other (1)	4,923	2,093	114,564	54,819
Total	100,713	78,637	212,424	120,862

(1)	Other includes 46,583, 4,184 and 2,353 net undeveloped acres in the Paradox, Piceance and Deseret Basins, respectively.

Substantially all of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production. The following table sets forth, as of December 31, 2019, the expiration periods of the net undeveloped acres by area that are subject to leases summarized in the above table of undeveloped acreage.

	Net Undeveloped Acres Expiring
Basin/Area	2020	2021	2022	2023	Thereafter	Total
DJ	7,932	15,020	7,348	5,611	30,132	66,043
Other	2,012	—	—	288	52,519	54,819
Total	9,944	15,020	7,348	5,899	82,651	120,862

Drilling Results

The following table sets forth information with respect to wells completed during the periods indicated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and quantities or value of reserves found.

	Year Ended December 31,
	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	106.0	67.2	95.0	76.1	59.0	44.8
Dry	—	—	—	—	—	—
Exploratory
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total
Productive	106.0	67.2	95.0	76.1	59.0	44.8
Dry	—	—	—	—	—	—

Operations

General

In general, we serve as operator of wells in which we have a greater than 50% working interest. In addition, we seek to be the operator of wells in which we have lesser interests. As operator, we obtain regulatory authorizations, design and manage the development of a well and supervise operation and maintenance activities on a day-to-day basis. We do not own drilling rigs or the majority of the other oil field service equipment used for drilling or maintaining wells on the properties we operate. Independent contractors engaged by us provide the majority of the equipment and personnel associated with these activities. In certain circumstances we construct, operate and maintain gas gathering and water facilities associated with our operations. We employ drilling, completion, facility, production and reservoir engineers and geologists and other specialists who work to improve production rates, increase reserves and lower the cost of operating our oil and natural gas properties. We strive to minimize our impact on the communities in which we operate.

Marketing and Customers

We market all of the oil production from our operated properties. Our oil production is sold to a variety of purchasers under contracts with daily, monthly, seasonal, annual or multi-year terms, all at market prices. Purchasers include pipelines, processors, refineries, marketing companies and end users. Our oil contracts are priced off of New York Mercantile Exchange ("NYMEX") with quality, location or transportation differentials.

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

We normally sell production to a relatively small number of customers, as is customary in the development and production business. During 2019, three customers individually accounted for over 10% of our oil, gas and NGL production revenues. During 2018, four customers individually accounted for over 10% of our oil, gas and NGL production revenues. During 2017, three customers individually accounted for over 10% of our oil, gas and NGL production revenues.

The following table sets forth information about a material long-term firm oil pipeline transportation contract, which entails a demand charge for reservation of capacity. This contract was initiated to mitigate rising transportation costs in our Hereford field in the DJ Basin. This firm transportation contract requires the pipeline to provide transportation capacity and requires us to pay monthly transportation charges regardless of the amount of pipeline capacity utilized and expire April 30,

2025. The costs of this transportation contract are included in oil, gas and NGL production in the Consolidated Statements of Operations.

Type of Arrangement	Pipeline System / Location	Deliverable Market	Range of Gross Deliveries (Bbl/d)	Term
Firm Transport	Tallgrass Pony Express	Cushing	6,250-12,500	05/20 – 04/25

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

Hedging Activities

Our hedging program is intended to mitigate the risks of volatile prices of oil, natural gas, and NGLs. Our strategic objective is to hedge 50% to 70% of our anticipated production on a forward 12-month to 18-month basis. As of February 4, 2020, we have hedged 5,857,500 barrels of oil for our 2020 production and 1,912,500 barrels of oil for our 2021 production at price levels that provide some economic certainty to our cash flows. Currently, nine of our 11 lenders (or affiliates of lenders) under our credit facility are also hedging counterparties. We are not required to post collateral for these hedges other than the security for our credit facility. For additional information on our hedging activities, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk".

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

We have made and will continue to make expenditures in our efforts to comply with all environmental regulations and requirements. We consider these a normal, recurring cost of our ongoing operations and not extraordinary. We believe that our compliance with existing requirements has been accounted for and will not have a material adverse impact on our financial condition and results of operations. However, we cannot predict the passage of or quantify the potential impact of more stringent future laws and regulations, including organized, well-funded "keep it in the ground" efforts to turn public opinion against the use of fossil fuels. For example, statewide ballot initiatives intended to impose further restrictions on oil and gas development have been pursued several times in recent years in Colorado. In particular, Proposition 112, which was included on the ballot for the November 2018 election in Colorado but was defeated at the polls, would have amended the Colorado Oil and Gas Conservation Act to, among other things, require all new oil and gas development not on federal land to be located at least 2,500 feet away from any occupied structure or broadly defined "vulnerable area". If enacted, Proposition 112 would have effectively prohibited drilling activities across a substantial majority of the surface area of the State of Colorado, although we developed a plan to reconfigure drilling units and relocate most of our remote, rural well locations. Such reconfiguration and relocation would, however, have entailed substantial expense and delay, as well as reduced certain cost efficiencies built into our current plans. Similar proposals may be approved for the 2020 and subsequent elections. Because substantially all of our operations and reserves are located in Colorado, the passage and implementation of any such proposal could have a materially adverse effect on our operations, reserves, financial condition and business generally.

Similarly, although Proposition 112 failed at the ballot box, 44% of the electorate, representing over one million voters, cast ballots in favor. At the same time, a new Democratic Governor was elected, along with Democratic majorities in both chambers of the General Assembly. Following the November 2018 election, Colorado enacted Senate Bill 19-181 ("SB 19-181"), which, among other things, authorizes local governments to approve the siting of and regulate the surface impacts from oil and natural gas facilities, and empowers them to adopt requirements and impose conditions that are more stringent than state regulations. The statute changes the mission of the Colorado Oil and Gas Conservation Commission (the "COGCC") from fostering responsible and balanced development to regulating development to protect public health and the environment as the primary goal. It requires the COGCC to undertake rulemaking on environmental protection, facility siting, cumulative impacts, flowline safety, orphan wells, financial assurance, wellbore integrity, and application fees. It also requires the Air Quality Control Commission to review its leak detection and repair regulations and adopt rules to further minimize emissions of hydrocarbons and nitrogen oxides. These rulemakings, some of which were completed in late 2019 and others that will be completed in 2020 and beyond, will impose new approval and operating requirements and may have an adverse effect on our development program, particularly in terms of costs and delays in the permitting process. However, we believe that the location of our assets in rural areas of Weld County, a jurisdiction generally supportive of oil and gas development, is likely to mitigate these impacts to a significant extent.

Other environmental laws and regulations that could have a material impact on the oil and natural gas exploration and production industry and our business include the following:

National Environmental Policy Act. Oil, natural gas and NGLs exploration and production activities on federal lands and the development of federal mineral rights are subject to the National Environmental Policy Act, or NEPA. NEPA requires federal agencies, including the Departments of the Interior and Agriculture, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will have an environmental assessment prepared that assesses the potential direct, indirect and cumulative impacts of a proposed project and project alternatives. If impacts are considered significant, the agency will prepare a more detailed Environmental Impact Statement. These environmental analyses are made available for public review and comment. On January 10, 2020, the Council on Environmental Quality ("CEQ") published a notice of proposed rulemaking that seeks comment on potential amendments that would "modernize and clarify" the current NEPA regulations and streamline environmental reviews. Potential amendments to the NEPA regulations could include setting time limits for completion of environmental reviews and no longer requiring federal agencies to consider the cumulative impacts of a project. The public comment period on the notice for proposed rulemaking ends on March 10, 2020. The proposed revisions to the NEPA regulations have not yet been finalized and will likely be subject to legal challenges. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands and/or involving federal mineral rights require governmental permits that trigger the requirements of NEPA. Certain federal permits on non-federal lands may also trigger NEPA requirements. This process has the potential to delay the development of oil and natural gas projects. Authorizations under NEPA also are subject to protest, appeal or litigation, which can delay or halt projects.

Waste Handling. The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes" and on the disposal of non-hazardous wastes. Under the oversight of the Environmental Protection Agency, or EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can impose administrative penalties, civil and criminal judicial actions, as well as other enforcement mechanisms for non-compliance with RCRA or corresponding state programs. RCRA also imposes cleanup liability related to the mismanagement of regulated wastes. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of crude oil, natural gas, or geothermal energy are currently exempt from regulation under the hazardous waste provisions of RCRA, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation, and legislation has been proposed from time to time in Congress to reverse the exemption. In addition, certain environmental groups petitioned and sued the EPA to reverse the exemption. The EPA entered into a consent decree with these environmental groups that committed the EPA to decide whether to revise its RCRA Subtitle D criteria regulations and state plan guidelines for the oil and natural gas sector. In April 2019 the EPA concluded that revisions to the federal regulations for the management of exploration, development and production wastes of crude oil, natural gas under Subtitle D of RCRA were not necessary. The EPA indicated that it will continue to work with states and other organizations to identify areas for continued improvement and to address emerging issues to ensure that exploration, development and production wastes continue to be managed in a manner that is protective of human health and the environment. Environmental groups, however, expressed dissatisfaction with the EPA's decision and will likely continue to press the issue at the federal and state levels.

Although we believe that the current costs of managing our wastes as they are presently classified are reflected in our budget, any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase our costs to manage and dispose of such wastes.

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the "Superfund" law, imposes strict, joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be potentially responsible for a release or threatened release of a "hazardous substance" (generally excluding petroleum) into the environment. These persons may include current and past owners or operators of a disposal site, or site where the release or threatened release of a "hazardous substance" occurred, and companies that disposed of, transported or arranged for the disposal of the hazardous substance at such sites. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims under CERCLA and/or state common law for cleanup costs, personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our operations, we use materials that, if released, could be subject to CERCLA. Governmental agencies or third parties may seek to hold us responsible under CERCLA for all or part of the costs to clean up sites at which such "hazardous substances" have been released.

Water Discharges. The Federal Water Pollution Control Act, also known as the Clean Water Act ("CWA"), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced water, storm water drainage and other oil and gas wastes, into Waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. These laws also prohibit the discharge of dredge and fill material in regulated waters, including jurisdictional wetlands, unless authorized under a permit issued by the U.S. Army Corps of Engineers ("Corps"). Federal and state regulatory agencies can impose administrative penalties, civil and criminal penalties, and take judicial action for non-compliance with discharge permits or other requirements of the federal CWA and analogous state laws and regulations. Obtaining permits has the potential to delay the development of oil and natural gas projects. These same regulatory programs may also limit the total volume of water or fill material that can be discharged, hence limiting the rate of development.

The EPA and the Corps finalized a federal rulemaking to revise the jurisdictional definition of "Waters of the United States" in June 2015. In February 2018, the EPA issued a rule that delays the applicability of the new definition of the waters of the United States, but this delay rule was struck following a court challenge. Other district courts, however, issued rulings temporarily enjoining the applicability of the 2015 definition of "Waters of the United States." Taken together, the 2015 rule was in effect in 23 states, including Colorado, and temporarily stayed in the remaining states. On October 22, 2019, the EPA and the Corps published a final rule to repeal the 2015 rule defining Waters of the United States and re-codify the regulatory text that existed prior to the 2015 rule. This rule became effective on December 23, 2019. This was considered to be "Step One" by the EPA and the Corps. The "Step Two" rule is to implement a new definition of Waters of the United States. On January 23, 2020, the EPA and the Corps announced the final new rule, titled the Navigable Waters Protection Rule ("2020 Rule"). The 2020 Rule will go into effect sixty days after publication in the Federal Register. The 2020 Rule will generally regulate four categories of "jurisdictional" waters: (1) territorial seas and traditional navigable waters; (2) perennial and intermittent tributaries of these waters; (3) certain lakes, ponds, and impoundments; and (4) wetlands to jurisdictional waters. The 2020 Rule also includes 12 categories of exclusions, or "non-jurisdictional" waters, including groundwater, ephemeral features, and diffuse stormwater run-off over upland areas. In particular, the 2020 Rule will likely regulate fewer wetlands areas than were regulated under the prior definitions of "waters of the United States" because it does not regulate wetlands that are not adjacent to jurisdictional waters. Following publication, this new definition of "waters of the United States" will likely be challenged and sought to be enjoined in federal court. Obtaining Clean Water Act permits has the potential to delay the development of oil and natural gas projects. These same regulatory programs may also limit the total volume of water or fill material that can be discharged, thus limiting the rate of development.

Air Emissions. The Federal Clean Air Act, and associated state laws and regulations, regulate emissions of various air pollutants through the issuance of permits, emission reporting, and the imposition of emission control requirements. Most of our facilities are now required to obtain permits before work can begin, and existing facilities are often required to incur additional capital costs in order to maintain compliance with new and evolving air quality laws and regulations. In 2012, the EPA issued new New Source Performance Standards ("NSPS") and National Emission Standards for Hazardous Air Pollutants ("NESHAP") specific to the oil and gas industry, including air standards for natural gas wells that are hydraulically fractured, and issued several amendments to the NSPS rules in 2013, 2014, 2015 and 2016, respectively. In addition, the EPA has deemed carbon dioxide ("CO2") and other greenhouse gases, including methane, to be a danger to public health, which is leading to regulation of greenhouse gases in a manner similar to other pollutants. For example, the EPA finalized amendments to the NSPS rules in June 2016 that focused on methane emissions from the oil and gas industry in June 2016. The rules imposed, among other things, new requirements for leak detection and repair, control requirements for oil well completions, replacement of certain pneumatic pumps and controllers and additional control requirements for gathering, boosting and compressor stations. In September 2018, the EPA proposed revisions to the 2016 rules. The proposed amendments address certain technical issues raised in administrative petitions and include proposed changes to, among other things, the frequency of monitoring for fugitive emissions at well sites and compressor stations. On September 24, 2019 the EPA proposed reconsideration amendments to the NSPS that, among other things, would rescind the methane-specific requirements of the NSPS applicable to oil and gas production. The Bureau of Land Management (the "BLM") also finalized similar methane and gas-capture rules for oil and gas operations on federal and tribal leases and certain committed state or private tracts in a federally approved unit or communitized agreement. In September 2018, the BLM published a final rule that revises the 2016 rules. The new rule, among other things, rescinds the 2016 rule requirements related to waste-minimization plans, gas-capture percentages, well drilling, well completion and related operations, pneumatic controllers, pneumatic diaphragm pumps, storage vessels, and leak detection and repair. The new rule also revised provisions related to venting and flaring. Environmental groups and the States of California and New Mexico have filed challenges to the 2018 rule in the United States District Court for the Northern District of California.

The EPA already requires reporting of greenhouse gases, such as CO2 and methane, from operations. In 2014, 2017 and 2019, Colorado expanded its oil and gas air regulations, including the adoption of new and additional fugitive methane emission control regulations. In addition, in 2019 Colorado announced it's intention to implement state-level greenhouse gas reporting rules in 2020. The first phase of that initiative, a new rule requiring oil and gas operators to submit an annual emission inventory, was approved on December 19, 2019 and will go into effect in 2020. The EPA has lowered the national ambient air quality standard ("NAAQS") for ozone pollution, which may require the oil and gas industry to further reduce emissions of volatile organic compounds and nitrogen oxides. Colorado's ozone non-attainment status was bumped-up from "marginal" to "moderate," in early 2016 which triggered significant additional obligations for the State under the Clean Air Act and resulted in additional regulatory requirements for the oil and gas industry. On December 26, 2019 the EPA filed notice in the Federal Register that effective January 27, 2020 the Denver Metro/North Front Range NAA will be reclassified again to from "moderate" to "serious". A "serious" classification triggers significant additional obligations for the state under the CAA and will result in new and more stringent air quality control requirements becoming applicable to our operations. this in turn could result in significant costs and delays in obtaining necessary permits. These state and federal regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations.

Colorado SB 19-181 also requires, among other things, that the Air Quality Control Commission ("AQCC") adopt additional rules to minimize emissions of methane and other hydrocarbons and nitrogen oxides from the entire oil and gas fuel cycle. The AQCC anticipates holding several rulemakings over the next several years to implement the requirements of SB 19-181, including a rulemaking to require continuous emission monitoring equipment at oil and gas facilities. In December 2019, the AQCC held the first of several rulemakings that are anticipated as a result of SB 19-181. As part of that rulemaking, the AQCC adopted significant additional and new emission control requirements applicable to oil and gas operations, including, for example, hydrocarbon liquids unloading control requirements and increased LDAR frequencies for facilities in certain proximity to occupied areas.

State-level rules applicable to our operations include regulations imposed by the AQCC, including stringent requirements relating to monitoring, recordkeeping and reporting matters. In October 2019, the Colorado Department of Public Health and Environment ("CDPHE") published a human health risk assessment for oil and gas operations in Colorado, which used oil and gas emission data to model possible human exposure and found a possibility of negative health impacts at distances up to 2,000 feet away under worst case conditions. In response, the COGCC announced that it will more rigorously scrutinize permit applications for wells within 2,000 feet of a building unit, work with CDPHE to obtain better site-specific data on oil and gas emissions, and consider the resulting data for possible future rulemaking.

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

Under the direction of Congress, the EPA has undertaken a study of the effect, if any, of hydraulic fracturing on drinking water and groundwater and released its preliminary report in 2015, finding no systematic impact on groundwater resources. In its final report, issued in late 2016, EPA removed the conclusion of no systemic impact from the executive summary of the report, although it cited no new evidence to the contrary. In June 2016, the EPA finalized pretreatment standards for indirect discharges of wastewater from the oil and gas extraction industry. The regulation prohibits sending wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly-owned treatment works. In December 2016, the EPA released a report titled "Hydraulic Fracturing for Oil and Gas: Impacts from the Hydraulic Fracturing Water Cycle on Drinking Water Resources." The report concluded that activities involved in hydraulic fracturing can have impacts on drinking water under certain circumstances. These and similar studies, depending on their degree of development and nature of results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms. Congress may consider legislation to amend the SDWA or the Toxic Substances Control Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Certain states, including Colorado, Utah and Wyoming, have already issued such disclosure rules. Several environmental groups have also petitioned the EPA to extend release reporting requirements under the Emergency Planning Community Right-to-Know Act to the oil and gas extraction industry and in 2015, EPA granted, in part, one of these petitions to add the oil and gas extraction industry to the list of industries required to report releases of certain "toxic chemicals" under the Toxic Release Inventory ("TRI"). On January 6, 2017, EPA issued a proposed rule to include natural gas processing facilities within the TRI program. In addition, the Department of the Interior finalized expanded or new regulations concerning the use of hydraulic fracturing on lands under its jurisdiction, which includes some of the lands on which we conduct or plan to conduct operations. The BLM rescinded the rule in December 2017; however, the BLM's rescission has been challenged by several states in the United States District Court of the District of Northern California.

In Colorado, certain local jurisdictions imposed moratoria or bans on hydraulic fracturing, all of which have been invalidated, including on appeal to the Colorado Supreme Court. Senate Bill 19-181 subsequently authorized local jurisdictions to approve the siting of and regulate the surface impacts from oil and gas development and to adopt regulations and impose conditions more stringent than state requirements. It remains unclear whether local governments will attempt to use this new authority to restrict hydraulic fracturing or oil and gas development or whether such action would be lawful under SB 19-181 and Colorado Supreme Court precedent.

Climate Change. In June 2014, the U.S. Supreme Court upheld a portion of the EPA's greenhouse gas regulatory program for certain major sources in the Utility Air Regulatory Group v. EPA case. The EPA has finalized significant new rules to curb carbon emissions from power plants and other industrial activities, known as the Clean Power Plan, which in February 2016 was stayed by the U.S. Supreme Court. In March 2017, President Trump signed the Executive Order on Energy Independence which, among other things, called for a review of the Clean Power Plan. The EPA subsequently published a proposed rule to repeal the Clean Power Plan in October 2017. In August 2018, EPA proposed the Affordable Clean Energy ("ACE") rule, which establishes emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired power plants. The ACE rule was finalized on June 19, 2019 and replaced the Clean Power Plan. Certain environmental groups are agitating for scaling back, or eliminating, fossil fuel extraction and use, including efforts to convince policy-makers that the majority of known oil and gas reserves must never leave the ground. These groups are mobilizing around a movement for global divestment from fossil fuel companies, which, if effective, could affect the market for our securities. In addition, in December 2015 the United States reached agreement during the United Nations climate change conference in Paris to make a 26-28% reduction in its greenhouse gas emissions by 2025 against a 2005 baseline. In June 2017, President Trump announced that the United States would initiate the formal process to withdraw from the Paris Agreement. Per the terms of the Paris Agreement, a country cannot give notice of withdrawal from the agreement before three years of its start date in the relevant country, which was on November 4, 2016 in the case of the United States. On November 4, 2019, President Trump's administration gave a formal notice of intention to withdraw, which takes 12 months to take effect. Potential future laws, regulations or even litigation addressing greenhouse gas emissions could impact our business by limiting emissions of methane, restricting the flaring or venting of natural gas, or by reducing demand for oil or natural gas.

Homeland Security. Legislation continues to be introduced in Congress, and development of regulations continues in the Department of Homeland Security and other agencies, concerning the security of industrial facilities, including oil and natural gas facilities. Our operations may be subject to such laws and regulations but cost of compliance cannot be accurately estimated at this time.

Cybersecurity. Cybersecurity has been a topic of increased focus, and we have implemented several cybersecurity measures, including an emergency response plan, annual employee training, penetration tests, Supervisory Control and Data Acquisition ("SCADA") protection and firewall upgrades. We have installed a comprehensive software package to track and document our cybersecurity initiatives which are reviewed by the Executive Committee and Board on a regular basis. Our cybersecurity initiatives are an increasingly important function of our Information Technology and Legal Departments. Presently, it is not possible to accurately estimate the costs we could incur to respond to a cyber attack, but such expenditures could be substantial.

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

Employees

As of February 4, 2020, we had 155 employees of whom 97 work in our Denver office and 58 work in our field offices. We also contract for the services of independent consultants involved in land, regulatory, accounting, financial and other disciplines as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are good.
Offices

As of December 31, 2019, we leased 79,279 square feet of office space for our principal office in Denver, Colorado at 555 17th Street, which expires in April 2028. Due to the Merger, we acquired 23,363 square feet of leased office space from Fifth Creek in Greenwood Village, Colorado, which extends through July 2023. We also own a field office in Greeley, Colorado and a field office in Hereford, Colorado. We believe that our facilities are adequate for our current operations and that we can obtain additional leased space if needed.

Annual CEO Certification

As required by New York Stock Exchange rules, on May 6, 2019 we submitted an annual certification signed by our Chief Executive Officer certifying that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards as of the date of the certification.

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

Drilling for oil, natural gas and NGLs may result in unprofitable efforts from wells that are productive but do not produce sufficient commercial quantities to cover drilling, operating and other costs. In addition, even a commercial well may have production that is less, or costs that are greater, than we projected. The cost of drilling, completing and operating a well is often uncertain, and many factors can adversely affect the economics of a well or property. Drilling operations may be curtailed, delayed or canceled as a result of unexpected drilling conditions, equipment failures or accidents, shortages of equipment or personnel, environmental issues, midstream constraints and for other reasons. We rely to a significant extent on seismic data and other advanced technologies in identifying unproved property prospects. The seismic data and other technologies we use do not allow us to know conclusively, prior to acquisition of unproved property or drilling a well, whether oil, natural gas or NGLs are present or may be produced economically. The use of seismic data and other technologies also requires greater pre-drilling expenditures than traditional drilling strategies. Drilling results in some of our plays may be more uncertain than in other plays that are more mature and have longer established drilling and production histories, and we can provide no assurance that drilling and completion techniques that have proven to be successful in other formations to maximize recoveries will be ultimately successful when used in our prospects. As a result, we may incur future dry hole costs and/or impairment charges due to any of these factors.

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

We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of doing business and the recording of proved reserves. Changes in the regulatory environment could have a material adverse effect on our business.

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

The regulatory environment in which we operate is subject to frequent changes, often in ways that increase our costs and make it more difficult for us to obtain necessary permits in a timely manner. See "Business and Properties-Operations-Environmental Matters and Regulation" for a summary of certain environmental regulations that affect our business and related developments, including potential future regulatory developments.

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

If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If the cash generated by operations or the amount available under our Amended Credit Facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to exploration and development of our prospects, which in turn could lead to a possible loss of properties and a decline in our oil, natural gas and NGLs reserves as well as our revenues and results of operations.

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

•
The losses incurred by financial institutions and the insolvency of some financial institutions heightens the risk that a counterparty to our hedge arrangements could default on its obligations. These losses and the possibility of a counterparty declaring bankruptcy or being placed in conservatorship or receivership may affect the ability of the counterparties to meet their obligations to us on hedge transactions, which could reduce our revenues from hedges at a time when we are also receiving a lower price for our natural gas and oil sales. As a result, our financial condition could be materially adversely affected.

•
Our credit facility bears floating interest rates based on the London Interbank Offer Rate ("LIBOR"). As banks were reluctant to lend to each other to avoid risk, LIBOR increased to unprecedented spread levels in 2008. Such increases caused and may in the future cause higher interest expense for unhedged levels of LIBOR-based borrowings. In addition, LIBOR may be eliminated in the near future as a reference index for determining interest rates under credit arrangements. The elimination of LIBOR may cause us to incur increased interest expense.

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

At December 31, 2019, approximately 59% of our estimated proved reserves (by volume) were undeveloped. These reserve estimates reflect our plans to make significant capital expenditures to convert our PUDs into proved developed reserves, including approximately $1.2 billion during the five years ending December 31, 2024. The estimated development costs may not be accurate, development may not occur as scheduled and results may not be as estimated. If we choose not to develop PUDs, or if we are not otherwise able to successfully develop them, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC's reserve reporting rules, PUDs generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, and we may therefore be required to downgrade to probable or possible any PUDs that are not developed within this five-year time frame.

Unless we replace our oil, natural gas and NGLs reserves, our reserves and production will decline, which would adversely affect our business, financial condition and results of operations.

Producing oil, natural gas and NGL reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The rate of decline may be different than we have estimated and may change over time. Our future oil, natural gas and NGL reserves and production, and therefore our cash flow and income, are highly dependent upon our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

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

We obtained orders from the Wyoming Oil & Gas Conservation Commission ("WOGCC") requiring two of the defaulting operators to "show cause" as to why the WOGCC should not authorize us to take over the wells in order to conduct plugging and reclamation operations. In response to these orders, we reached contractual agreements that provide us with the authority to plug and abandon any or all of the wells sold to those operators. We have negotiated settlement and release agreements with several ranches that require payments and scheduled plugging and reclamation activities. In certain cases, ranch owners have expressed interest in conversion of CBM wells to water wells. We are under no current WOGCC compulsion to plug wells. A substantial number of wells are federally-permitted, and the Company and the BLM have recently negotiated a plugging and reclamation schedule for these wells. During 2019, the Company plugged 53 wells and 3 wells were converted to water wells by the landowner. In 2020, the Company plans to plug and abandon an additional 65 wells.

We do not believe that resolving this matter will have a material financial impact. We believe that, if necessary, the currently identified roster of shut-in wells can be plugged and reclaimed at cost of approximately $15,000 per well. There is no assurance, however, that this issue will not expand to wells sold to other purchasers of Wyoming assets previously owned by us.

Risks Related to Our Common Stock

If we cannot meet the "price criteria" for continued listing on the NYSE, the NYSE may delist our common stock, which could have an adverse impact on the trading volume, liquidity and market price of our common stock.

If we do not maintain an average closing price of $1.00 or more for our common stock over any consecutive 30 trading-day period, the NYSE may delist our common stock for failure to maintain compliance with the NYSE price criteria listing standards. As of February 4, 2020, the average closing price of our common stock over the immediately preceding 30 consecutive trading-day period was $1.45. The NYSE Listed Company Manual sets out rules and processes to cure non-compliance with this standard. For instance, an issuer generally has six months to cure the listing standard related to stock price (including through a reverse-stock split), during which time the issuer's common stock would continue to be traded on the NYSE, subject to compliance with the other continued listing standards. A delisting of our common stock from the NYSE could negatively impact us because it could reduce the liquidity and market price of our common stock and reduce the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing, and/or diminish the value of equity incentives available to provide to our employees.

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

As of December 31, 2019, the total outstanding principal amount of our indebtedness was $765.0 million, and we had $334.0 million in additional borrowing capacity under our Amended Credit Facility, which, if borrowed, would be secured debt effectively senior to the Senior Notes to the extent of the value of the collateral securing that indebtedness. The borrowing base is dependent on our proved reserves and was, as of December 31, 2019, $500.0 million based on our proved reserves and hedge position. Our borrowing capacity is reduced by a $26.0 million letter of credit. As of December 31, 2019, we had $140.0 million outstanding under our Amended Credit Facility.

The borrowing base is set at the sole discretion of the lenders. Our next scheduled borrowing base redetermination is scheduled on or about April 1, 2020 based on proved reserves as of December 31, 2019 at updated bank price decks and hedge position. However, in the event of lower capital investment in our properties due to a sustained cycle of low commodity prices, we could see lower quantities of proved developed reserves which would, in combination with lower oil and gas commodity pricing, lead to lower borrowing bases.

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

The Amended Credit Facility also contains certain financial covenants. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. We expect to be in compliance with all financial covenants based on our 2020 budget at current commodity prices. However, if commodity prices significantly decline, EBITDAX will be significantly reduced, which is a critical underpinning of our required financial covenants. If this were to occur, it will make it necessary for us to negotiate an amendment to one or more of these financial covenants.

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

As previously disclosed, in our Annual Report on Form10-K for the year ended December 31, 2018, we received initial and supplemental EPA "Section 114" mandatory information directives, as well as parallel "compliance advisories" from the Colorado Department of Public Health and Environment ("CDPHE"). These directives led to settlement negotiations with EPA and CDPHE. In April 2019, we entered into a consent decree with the EPA and the CDPHE to resolve these matters. On June 24, 2019, the Court approved the consent decree, which required the Company to pay $275,000 to the United States and $55,000 to the State of Colorado, and fund a supplemental environmental project totaling $220,000, all of which have been fulfilled by the Company. Additionally, the Company has committed to undertake certain operational enhancements over the next three years.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant's Common Equity

Our common stock is listed on the New York Stock Exchange under the symbol "HPR".

Holders. On February 4, 2020, there were 91 holders of record of our common stock.

Dividends. We have not paid any cash dividends since our inception. Because we anticipate that all earnings will be retained for the development of our business and our debt agreements limit the payment of cash dividends, we do not expect that any cash dividends will be paid on our common stock for the foreseeable future.

Unregistered Sales of Securities. There were no sales of unregistered equity securities during the year ended December 31, 2019.

Issuer Purchases of Equity Securities. The following table contains information about our acquisitions of equity securities during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2019	1,091	$1.15	—	—
November 1 - 30, 2019	2,204	$1.28	—	—
December 1 - 31, 2019	—	$—	—	—
Total	3,295	$1.24	—	—

(1)	Represents shares withheld from employees to satisfy tax withholding obligations in connection with the vesting of shares of restricted common stock issued pursuant to our employee incentive plans.

Stockholder Return Performance Presentation

As required by applicable rules of the SEC, the performance graph shown below was prepared based upon the following assumptions:

1.
$100 was invested in our common stock on December 31, 2014, and $100 was invested in each of the Standard & Poors SmallCap 600 Index-Energy Sector and the Standard & Poors 500 Index at the closing price on December 31, 2014.

2.	Dividends are reinvested on the ex-dividend dates.

	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
HPR	$100	$35	$61	$45	$22	$15
S&P SmallCap 600- Energy	100	53	73	54	31	26
S&P 500	100	101	114	138	132	174

Item 6. Selected Financial Data.

The following table presents our selected historical financial data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. Future results may differ substantially from historical results because of changes in oil and gas prices, production increases or declines, properties acquired or sold and other factors. This information should be read in conjunction with the consolidated financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere in this Annual Report on Form 10-K.

Selected Historical Financial Information

The consolidated statement of operations information for the years ended December 31, 2019, 2018 and 2017 and the balance sheet information as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations information for the years ended December 31, 2016 and 2015 and the balance sheet information at December 31, 2017, 2016 and 2015 are derived from audited consolidated financial statements that are not included in this report. The information in this table should be read in conjunction with the consolidated financial statements and accompanying notes and other financial data included herein.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statement of Operations Data:
Operating Revenues
Oil, gas and NGL production	$452,274	$452,917	$251,215	$178,328	$204,537
Other operating revenues, net	385	100	1,624	491	3,355
Total operating revenues	452,659	453,017	252,839	178,819	207,892
Operating Expenses
Lease operating expense	37,796	27,850	24,223	27,886	42,753
Gathering, transportation and processing expense	10,685	4,644	2,615	2,365	3,482
Production tax expense	23,541	36,762	14,476	10,638	12,197
Exploration expense	143	70	83	83	153
Impairment and abandonment expense	9,642	719	49,553	4,249	575,310
(Gain) loss on sale of properties	2,901	1,046	(92)	1,078	1,745
Depreciation, depletion and amortization	321,276	228,480	159,964	171,641	205,275
Unused commitments	17,706	18,187	18,231	18,272	19,099
General and administrative expense (1)	44,759	45,130	42,476	42,169	53,890
Merger transaction expense	4,492	7,991	8,749	—	—
Other operating expenses, net	402	1,273	(1,514)	(316)	—
Total operating expenses	473,343	372,152	318,764	278,065	913,904
Operating Income (Loss)	(20,684)	80,865	(65,925)	(99,246)	(706,012)
Other Income and Expense:
Interest and other income	791	1,793	1,359	235	565
Interest expense	(58,100)	(52,703)	(57,710)	(59,373)	(65,305)
Commodity derivative gain (loss)	(98,953)	93,349	(9,112)	(20,720)	104,147
Gain (loss) on extinguishment of debt	—	(257)	(8,239)	8,726	1,749
Total other income (expense)	(156,262)	42,182	(73,702)	(71,132)	41,156
Income (Loss) before Income Taxes	(176,946)	123,047	(139,627)	(170,378)	(664,856)
(Provision for) Benefit from Income Taxes	42,116	(1,827)	1,402	—	177,085
Net Income (Loss)	$(134,830)	$121,220	$(138,225)	$(170,378)	$(487,771)
Income per common share:
Basic	$(0.64)	$0.64	$(1.80)	$(3.08)	$(10.10)
Diluted	$(0.64)	$0.64	$(1.80)	$(3.08)	$(10.10)
Weighted average common shares outstanding, basic	210,392	188,299	76,859	55,384	48,303
Weighted average common shares outstanding, diluted	210,392	189,241	76,859	55,384	48,303

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $8.6 million, $7.2 million, $8.3 million, $11.9 million and $10.8 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Selected Cash Flow and Other Financial Data:
Net income (loss)	$(134,830)	$121,220	$(138,225)	$(170,378)	$(487,771)
Depreciation, depletion, impairment and amortization	325,130	228,480	209,062	171,824	777,713
Other non-cash items	90,055	(126,385)	45,603	124,552	(83,760)
Change in assets and liabilities	(1,720)	8,126	5,550	(4,262)	(12,504)
Net cash provided by operating activities	$278,635	$231,441	$121,990	$121,736	$193,678
Capital expenditures (1)	$361,005	$508,908	$260,659	$98,292	$287,411

(1)
Includes exploration and abandonment expense, which are expensed under successful efforts accounting, of $5.9 million, $0.8 million, $0.5 million, $4.1 million and $3.0 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively. Also includes furniture, fixtures and equipment costs of $4.6 million, $0.7 million, $1.0 million, $1.1 million and $1.3 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$16,449	$32,774	$314,466	$275,841	$128,836
Other current assets	69,988	157,007	53,197	42,611	145,481
Oil and natural gas properties, net of accumulated depreciation, depletion, amortization and impairment	2,043,447	2,020,873	1,012,610	1,055,049	1,160,898
Other property and equipment, net of depreciation	20,727	8,650	6,270	7,100	9,786
Other assets (1)	5,441	33,156	4,163	4,740	61,519
Total assets	$2,156,052	$2,252,460	$1,390,706	$1,385,341	$1,506,520
Current liabilities	$175,478	$248,185	$148,934	$85,018	$145,231
Long-term debt, net of debt issuance costs (1)	758,911	617,387	617,744	711,808	794,652
Other long-term liabilities	138,345	174,790	25,474	16,972	17,221
Stockholders' equity	1,083,318	1,212,098	598,554	571,543	549,416
Total liabilities and stockholders' equity	$2,156,052	$2,252,460	$1,390,706	$1,385,341	$1,506,520

(1)
We adopted ASU 2015-03 and ASU 2015-15 effective January 1, 2016, which required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability and as a result, $8.7 million of debt issuance costs related to our long-term debt were reclassified from deferred financing costs and other noncurrent assets to long-term debt in our consolidated balance sheet as of December 31, 2015.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis should be read in conjunction with the "Selected Historical Financial Information" and the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. See the "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this Annual Report on Form 10-K. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in "Items 1 and 2. Business and Properties - Business - Operations - Environmental Matters and Regulation;" "Items 1 and 2. Business and Properties - Business - Operations - Other Regulation of the Oil and Gas

Industry;" and "Item 1A. Risk Factors" above, all of which are incorporated herein by reference. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

	Year Ended December 31,
	2019	2018	2017
Estimated net proved reserves (MMBoe)	127.4	104.6	85.8
Standardized measure (1) (in millions)	$973.9	$1,276.0	$829.3

(1)
December 31, 2019 reserves were based on average prices of $55.85 WTI per Bbl of oil, $2.58 Henry Hub per Mcf of natural gas and a percentage of the of the average oil price per Bbl of NGL. December 31, 2018 reserves were based on average prices of $65.56 WTI for oil, $3.10 Henry Hub for natural gas and $32.71 for NGLs. December 31, 2017 reserves were based on average prices of $51.34 WTI for oil, $2.98 Henry Hub for natural gas and $27.40 for NGLs.

Commodity prices are inherently volatile and are influenced by many factors outside of our control. As of February 4, 2020, we have hedged 5,857,500 barrels of oil, or approximately 54% of our expected 2020 production, and 1,912,500 barrels of oil for our 2021 production at price levels that provide some economic certainty to our cash flows. We focus our efforts on increasing oil, natural gas and NGL reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future earnings and cash flows are dependent on our ability to manage our revenues and overall cost structure to a level that allows for profitable production.

We operate in one industry segment, which is the development and production of crude oil, natural gas and NGLs, and all of our operations are conducted in the Rocky Mountain region of the United States. Consequently, we currently report a single reportable segment.

For the year ended December 31, 2018, as a result of the closing of the Merger on March 19, 2018, Fifth Creek's revenues and expenses are included in the Audited Consolidated Statement of Operations beginning on March 19, 2018.

Results of Operations

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

The following table sets forth selected operating data for the periods indicated:

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production	$452,274	$452,917	$(643)	—%
Other operating revenues, net	385	100	285	285%
Total operating revenues	$452,659	$453,017	$(358)	—%
Operating Expenses
Lease operating expense	$37,796	$27,850	$9,946	36%
Gathering, transportation and processing expense	10,685	4,644	6,041	130%
Production tax expense	23,541	36,762	(13,221)	(36)%
Exploration expense	143	70	73	104%
Impairment and abandonment expense	9,642	719	8,923	*nm
(Gain) loss on sale of properties	2,901	1,046	1,855	177%
Depreciation, depletion and amortization	321,276	228,480	92,796	41%
Unused commitments	17,706	18,187	(481)	(3)%
General and administrative expense (1)	44,759	45,130	(371)	(1)%
Merger transaction expense	4,492	7,991	(3,499)	(44)%
Other operating expenses, net	402	1,273	(871)	(68)%
Total operating expenses	$473,343	$372,152	$101,191	27%
Production Data:
Oil (MBbls)	7,668	6,330	1,338	21%
Natural gas (MMcf)	16,614	12,864	3,750	29%
NGLs (MBbls)	2,101	1,697	404	24%
Combined volumes (MBoe)	12,538	10,171	2,367	23%
Daily combined volumes (Boe/d)	34,351	27,866	6,485	23%
Average Realized Prices before Hedging:
Oil (per Bbl)	$52.86	$62.04	$(9.18)	(15)%
Natural gas (per Mcf)	1.56	1.75	(0.19)	(11)%
NGLs (per Bbl)	10.00	22.18	(12.18)	(55)%
Combined (per Boe)	36.07	44.53	(8.46)	(19)%
Average Realized Prices with Hedging:
Oil (per Bbl)	$54.39	$54.51	$(0.12)	—%
Natural gas (per Mcf)	1.50	1.76	(0.26)	(15)%
NGLs (per Bbl)	10.00	22.18	(12.18)	(55)%
Combined (per Boe)	36.92	39.85	(2.93)	(7)%
Average Costs (per Boe):
Lease operating expense	$3.01	$2.74	$0.27	10%
Gathering, transportation and processing expense	0.85	0.46	0.39	85%
Production tax expense	1.88	3.61	(1.73)	(48)%
Depreciation, depletion and amortization	25.62	22.46	3.16	14%
General and administrative expense (1)	3.57	4.44	(0.87)	(20)%

*	Not meaningful.

(1)
Included in general and administrative expense is long-term cash and equity incentive compensation of $8.6 million (or $0.69 per Boe) and $7.2 million (or $0.71 per Boe) for the years ended December 31, 2019 and 2018, respectively.

Production Revenues and Volumes. Production revenues decreased to $452.3 million for the year ended December 31, 2019 from $452.9 million for the year ended December 31, 2018. The decrease in production revenues was due to a 19% decrease in the average realized prices per Boe before hedging, offset by a 23% increase in production volumes. The decrease in average realized prices per Boe before hedging decreased production revenues by approximately $86.0 million, while the increase in production volumes increased production revenues by approximately $85.4 million.

Total production volumes of 12.5 MMBoe for the year ended December 31, 2019 increased from 10.2 MMBoe for the year ended December 31, 2018 primarily as a result of new wells placed into production throughout 2019.

Lease Operating Expense ("LOE"). LOE increased to $3.01 per Boe for the year ended December 31, 2019 from $2.74 per Boe for the year ended December 31, 2018. The increase per Boe for the year ended December 31, 2019 compared with the year ended December 31, 2018 is primarily related to higher initial LOE related to our early development program in the Hereford field.

Gathering, Transportation and Processing ("GTP") Expense. GTP expense increased to $0.85 per Boe for the year ended December 31, 2019 from $0.46 per Boe for the year ended December 31, 2018.

Costs incurred to gather, transport and/or process our oil, gas and NGLs prior to the transfer of control to the customer are included in GTP expense. Costs incurred to gather, transport and/or process our oil, gas and NGLs after control has transferred to the customer are considered components of the consideration received from the customer and thus recorded in oil, gas and NGL production revenues. In general, based on specific contract arrangements, costs incurred associated with gas and NGLs in the Hereford Field are included in GTP expense and costs incurred associated with gas and NGLs in the Northeast Wattenberg Field are included in production revenues. Costs incurred associated with oil are included in production revenues for both areas. See the "Revenue Recognition" section in Note 2 for additional information.

GTP expense for the year ended December 31, 2019 of $0.85 per Boe is primarily associated with the Hereford Field. We expect GTP expense per Boe to increase in the future as we further develop and increase our production from the Hereford Field under the existing contractual arrangement, which has a primary term through April 2027.

Production Tax Expense. Total production taxes decreased to $23.5 million for the year ended December 31, 2019 from $36.8 million for the year ended December 31, 2018. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production taxes as a percentage of oil, natural gas and NGL sales before hedging adjustments were 5.2% and 8.1% for the years ended December 31, 2019 and 2018, respectively. The decrease in the rate for the year ended December 31, 2019 was due to a decrease in our projected 2019 Colorado severance tax effective rate.

Impairment and Abandonment Expense. Impairment and abandonment expense increased to $9.6 million for the year ended December 31, 2019 from $0.7 million for the year ended December 31, 2018. Impairment and abandonment expense for the year ended December 31, 2019 included leases that have expired and certain leases that will expire subsequent to the balance sheet date that the Company does not plan to renew. Impairment and abandonment expense for the year ended December 31, 2018 included leases that have expired.

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

Depreciation, Depletion and Amortization ("DD&A"). DD&A increased to $321.3 million for the year ended December 31, 2019 compared with $228.5 million for the year ended December 31, 2018. The increase of $92.8 million was the result of a 23% increase in production and a 14% increase in the DD&A rate for the year ended December 31, 2019 compared with the year ended December 31, 2018. The increase in production accounted for a $53.2 million increase in DD&A expense while the increase in the DD&A rate accounted for a $39.6 million increase in DD&A expense.

Under successful efforts accounting, depletion expense is calculated using the units-of-production method on the basis of some reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the year ended December 31, 2019, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $25.62 per Boe compared with $22.46 per Boe for the year ended December 31, 2018. The increase in the depletion rate of 14% is the result of year end 2018 reserve adjustments.

Unused Commitments. Unused commitments expense of $17.7 million and $18.2 million for the years ended December 31, 2019 and 2018, respectively, related to gas transportation contracts. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay monthly transportation charges regardless of the amount of pipeline capacity utilized. The agreements expire July 31, 2021.

General and Administrative Expense. General and administrative expense decreased to $44.8 million for the year ended December 31, 2019 from $45.1 million for the year ended December 31, 2018. General and administrative expense on a per Boe basis decreased to $3.57 for the year ended December 31, 2019 from $4.44 for the year ended December 31, 2018.

Included in general and administrative expense is long-term cash and equity incentive compensation of $8.6 million and $7.2 million for the years ended December 31, 2019 and 2018, respectively. The components of long-term cash and equity incentive compensation for each of the years ended December 31, 2019 and 2018 are shown in the following table:

	Year Ended December 31,
	2019	2018
	(in thousands)
Nonvested common stock	$6,601	$6,036
Nonvested common stock units	1,177	1,138
Nonvested performance cash units (1)	844	52
Total	$8,622	$7,226

(1)
The nonvested performance cash units are accounted for as liability awards and will be settled in cash for the performance metrics that are met. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

Merger Transaction Expense. Merger transaction expense was $4.5 million and $8.0 million for the years ended December 31, 2019 and December 31, 2018, respectively. Transaction expenses included severance, consulting, advisory, legal and other merger-related fees that were not capitalized as part of the Merger.

Interest Expense. Interest expense increased to $58.1 million for the year ended December 31, 2019 from $52.7 million for the year ended December 31, 2018. The increase for the year ended December 31, 2019 was due to borrowings under the Amended Credit Facility. See Note 5 for additional information.

Commodity Derivative Gain (Loss). Commodity derivative loss was $99.0 million for the year ended December 31, 2019 compared with a gain of $93.3 million for the year ended December 31, 2018. The gain or loss on commodity derivatives is related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of December 31, 2019 and 2018 or during the periods then ended.

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

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Year Ended December 31,
	2019	2018
	(in thousands)
Realized gain (loss) on derivatives (1)	$10,667	$(47,587)
Prior year unrealized (gain) loss transferred to realized (gain) loss (1)	(81,166)	20,940
Unrealized gain (loss) on derivatives (1)	(28,454)	119,996
Total commodity derivative gain (loss)	$(98,953)	$93,349

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

In 2019, approximately 88% of our oil volumes and 19% of our natural gas volumes were subject to financial hedges, which resulted in an increase in oil income of $11.7 million and a decrease in natural gas income of $1.0 million after settlements. In 2018, approximately 73% of our oil volumes and 14% of our natural gas volumes were covered by financial hedges, which resulted in a decrease in oil revenues of $47.7 million and an increase natural gas revenues of $0.1 million after settlements.

Income Tax (Expense) Benefit. For the year ended December 31, 2019, we continue to believe that it is more likely than not that we will be able to realize a portion of our deferred tax assets. This determination was made by considering all available evidence in assessing the need for a valuation allowance. Such evidence includes the scheduled reversal of deferred tax liabilities, assets acquired in connection with the Merger and their classification as proved or unproved, current and projected future taxable income and tax planning strategies. In making this assessment, judgment is required in considering the relative weight of negative and positive evidence.

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

As a result of the analysis conducted, we reversed the majority of the valuation allowance on certain deferred tax assets and recorded income tax expense of $1.8 million for the year ended December 31, 2018.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

A discussion of our results of operations for the year ended December 31, 2018 compared with December 31, 2017 can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Amended Credit Facility provides for a maximum credit amount of $1.5 billion, an initial elected commitment amount of $500.0 million, and an initial borrowing base of $500.0 million. On October 1, 2019, the commitment and borrowing base amounts were reaffirmed at $500.0 million. At December 31, 2019, we had cash and cash equivalents of $16.4 million and a $140.0 million balance outstanding under our Amended Credit Facility. At December 31, 2018, we had cash and cash equivalents of $32.8 million and no amounts outstanding under our Amended Credit Facility. Our effective borrowing capacity as of December 31, 2019 was reduced by $26.0 million to $334.0 million due to an outstanding irrevocable letter of credit related to a firm transportation agreement. The letter of credit will begin reducing ratably per month beginning April 1, 2020 until it expires on August 31, 2021.

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

Cash Flow from Operating Activities

Net cash provided by operating activities was $278.6 million, $231.4 million and $122.0 million in 2019, 2018 and 2017, respectively. The changes in net cash provided by operating activities are discussed above in "Results of Operations". The increase in cash provided by operating activities from 2017 to 2019 was primarily due to an increase in production revenues.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap contracts to receive fixed prices for a portion of our production. At December 31, 2019, we had in place crude oil swaps covering portions of our 2020 and 2021 production.

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

The following table includes all hedges entered into through February 4, 2020.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Index Price (1)
Swap Contracts:
2020
Oil	5,857,500	Bbls	$58.32	WTI
2021
Oil	1,912,500	Bbls	$54.50	WTI

(1)	WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange.

By removing the price volatility from a portion of our oil revenue, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for the relevant period. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices.

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

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Year Ended December 31,
Basin/Area	2019	2018	2017
	(in millions)
DJ	$355.0	$508.2	$251.5
Other	6.0	0.7	9.2
Total (1)(2)	$361.0	$508.9	$260.7

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$4.7	$19.9	$20.4
Drilling, development, exploration and exploitation of oil and natural gas properties	319.3	448.9	226.9
Gathering and compression facilities	20.4	37.1	11.9
Geologic and geophysical costs	12.0	2.3	0.5
Furniture, fixtures and equipment	4.6	0.7	1.0
Total (1)(2)	$361.0	$508.9	$260.7

(1)
Includes exploration and abandonement expense, which are expensed under successful efforts accounting, of $5.9 million, $0.8 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)	Excludes $716.2 million related to the proved and unproved oil and gas properties and furniture, equipment and other assets acquired in the Merger for the year ended December 31, 2018.

Capital expenditures for acquisitions of proved and unproved properties and other real estate were $4.7 million for the year ended December 31, 2019. This was primarily related to acquisitions of proved and unproved properties in the DJ Basin. The decrease in drilling, development, exploration and exploitation of oil and natural gas properties to $319.3 million for the year ended December 31, 2019 from $448.9 million for the year ended December 31, 2018 was primarily related to a decrease in development drilling and completion activities within the DJ Basin. The increase in geologic and geophysical costs to $12.0 million for the year ended December 31, 2019 from $2.3 million for the year ended December 31, 2018 is related to activity in the Hereford field.

Capital expenditures for acquisitions of proved and unproved properties and other real estate were $19.9 million for the year ended December 31, 2018. This was primarily related to acquisitions of proved and unproved properties in the DJ Basin. The increase in drilling, development, exploration and exploitation of oil and natural gas properties to $448.9 million from $226.9 million for the year ended December 31, 2017 primarily related to an increase in development drilling and completion activities within the DJ Basin, including drilling and completion activities associated with properties acquired in the Merger. Capital expenditures for the year ended December 31, 2018 exclude any amounts associated with the purchase price of the Merger.

Our current estimated capital expenditure budget for 2020 is $200.0 million to $220.0 million. The budget includes facilities costs and excludes acquisitions. We may adjust capital expenditures as business conditions and operating results warrant. The amount, timing and allocation of capital expenditures is generally discretionary and within our control. If oil, natural gas and NGL prices decline to below acceptable levels or costs increase above acceptable levels, we could choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity. We would generally do this by prioritizing capital projects to first focus on those that we believe will have the highest expected financial returns and ability to generate near-term cash flow.

We believe that we have sufficient available liquidity with available cash on hand, cash under the Amended Credit Facility and cash flow from operations to fund our 2020 budgeted capital expenditures. Future cash flows are subject to a number of variables, including our level of oil and natural gas production, commodity prices and operating costs. There can be no assurance that operations and other capital resources will provide sufficient amounts of cash flow to maintain planned levels of capital expenditures.

Financing Activities

Merger Financing. On March 19, 2018, we completed the Merger with Fifth Creek. The Merger was effected through the issuance of 100,000,000 shares of our common stock, with a fair value of $484.0 million, and the repayment of $53.9 million of Fifth Creek debt.

Amended Credit Facility. We had $140.0 million and zero outstanding borrowings under the Amended Credit Facility as of December 31, 2019 and 2018, respectively. The Amended Credit Facility provides for a maximum credit amount of $1.5 billion, an initial elected commitment amount of $500.0 million and an initial borrowing base of $500.0 million. On October 1, 2019, the commitment and borrowing base amounts were reaffirmed at $500.0 million. The current maturity date of the Amended Credit Facility is July 16, 2022. While the stated maturity date in the Amended Credit Facility is September 14, 2023, the maturity date is accelerated if the Company has more than $100 million of "Permitted Debt" or "Permitted Refinancing Debt" (as those terms are defined in the Amended Credit Facility) that matures prior to December 14, 2023. If that is the case, the accelerated maturity date is 91 days prior to the earliest maturity of such Permitted Debt or Permitted Refinancing Debt. Because the Company's 7.0% Senior Notes will mature on October 15, 2022, the aggregate amount of those notes exceeds $100 million and the notes represent "Permitted Debt", the maturity date specified in the Amended Credit Facility is accelerated to the date that is 91 days prior to the maturity date of those notes, or July 16, 2022.

Borrowing bases are computed based on proved oil, natural gas and NGL reserves, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by our lenders, as well as any other outstanding debt. Lower commodity prices will generally result in a lower borrowing base.

We are in compliance with all financial covenants as of December 31, 2019 and have complied with all financial covenants since issuance. We expect to be in compliance with all financial covenants based on the 2020 budget at current commodity prices.

Our outstanding debt is summarized below:

		As of December 31, 2019			As of December 31, 2018
	Maturity Date	Principal	Debt Issuance Costs	Carrying Amount	Principal	Debt Issuance Costs	Carrying Amount
		(in thousands)
Amended Credit Facility	September 14, 2023	$140,000	$—	$140,000	$—	$—	$—
7.0% Senior Notes	October 15, 2022	350,000	(2,372)	347,628	350,000	(3,210)	346,790
8.75% Senior Notes	June 15, 2025	275,000	(3,717)	271,283	275,000	(4,403)	270,597
Lease Financing Obligation	August 10, 2020	—	—	—	1,859	—	1,859
Total Debt		$765,000	$(6,089)	$758,911	$626,859	$(7,613)	$619,246
Less: Current Portion of Long-Term Debt (1)		—	—	—	1,859	—	1,859
Total Long-Term Debt (2)		$765,000	$(6,089)	$758,911	$625,000	$(7,613)	$617,387

(1)	As of December 31, 2018, the current portion of long-term debt included the Lease Financing Obligation, which was settled on February 10, 2019.

(2)	See Note 5 for additional information.

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

Contractual Obligations. A summary of our contractual obligations as of and subsequent to December 31, 2019 is provided in the following table:

	Payments Due By Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	(in thousands)
Notes payable (1)	$41	$—	$—	$140,000	$—	$—	$140,041
7.0% Senior Notes (2)	24,500	24,500	374,500	—	—	—	423,500
8.75% Senior Notes (3)	24,063	24,063	24,063	24,063	24,063	287,028	407,343
Firm transportation agreements (4)	23,134	19,778	13,064	14,600	14,640	4,800	90,016
Gas gathering and processing agreements (5)(6)	4,569	1,997	—	—	—	—	6,566
Asset retirement obligations (7)	2,218	2,028	2,000	2,020	2,197	15,246	25,709
Derivative liability (8)	4,411	671	—	—	—	—	5,082
Operating leases (9)	2,056	2,355	2,044	2,024	2,078	7,577	18,134
Other (10)	3,448	805	805	745	—	—	5,803
Total	$88,440	$76,197	$416,476	$183,452	$42,978	$314,651	$1,122,194

(1)
Included in notes payable is the outstanding principal amount under our Amended Credit Facility due September 14, 2023. This table does not include future commitment fees, interest expense or other fees on our Amended Credit Facility because the Amended Credit Facility is a floating rate instrument, and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. Also included in notes payable is interest on a $26.0 million letter of credit that accrues at 1.75% and 0.125% per annum for participation fees and fronting fees, respectively. The expected term for the letter of credit is January 31, 2020.

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

(6)
Includes reimbursement obligations of $2.4 million. The reimbursement obligations require us to pay a monthly gathering and processing fee per Mcf of production to reimburse midstream entities for costs to construct gas gathering and processing facilities. If the costs are not reimbursed by us via the monthly gathering and processing fees, we must pay the difference.

(7)
Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See "Critical Accounting Policies and Estimates" below for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.

(8)
Derivative liability represents the net fair value for oil commodity derivatives presented as liabilities in our Consolidated Balance Sheets as of December 31, 2019. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market fluctuations. See "Critical Accounting Policies and Estimates" in Part II, Item 7 and in "Commodity Hedging Activities" above for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2019.

Trends and Uncertainties

Regulatory Trends

Our future Rockies operations and cost of doing business may be affected by changes in regulations and the ability to obtain drilling permits. The regulatory environment continues to become more restrictive, which limits our ability to, and increases the costs of, conducting our operations. Areas in which we operate are subject to federal, state and local regulations. Additional and more restrictive regulations have been seen at each of these governmental levels recently and there are initiatives underway to implement additional regulations and prohibitions on oil and gas activities. New rules may further impact our ability to obtain drilling permits and other required approvals in a timely manner and increase the costs of such permits or approvals. This may create substantial uncertainty about our production and capital expenditure targets. Efforts related to climate change organized around a "keep it in the ground" message have gained traction in New York and other coastal states, as well as internationally, notably in France and Germany. See "Business and Properties-Operations-Environmental Matters and Regulation" for a summary of certain environmental regulations that affect our business and related developments, including potential future regulatory developments.

Declining Commodity Prices. The severe decline in oil prices that occurred in 2014 and 2015 increased the volatility and amplitude of the other risks facing us as described in this report and had an impact on our business and financial condition. The significant decrease in oil prices in late 2018 and 2019 had a similar effect. If oil prices decrease from current levels, our planned drilling projects may become uneconomic, which could affect future drilling plans and growth rates. Low commodity prices impact our revenue, which we partially mitigate with our hedging program.

The sustained decline in commodity prices may also expose us to unexpected liability for plugging and abandoning wells, and associated reclamation, including for assets that were sold to other industry parties in prior years. If such third parties become unable to fulfill their contract obligations to us as provided for in purchase and sale agreements, regulatory agencies and landowners may demand that we perform such activities. Recent case law in Wyoming has increased such exposure for companies that have divested assets to no longer viable entities, and we have received demands from the Bureau of Land Management and a several large ranches to plug and abandon wells, and conduct associated reclamation, on properties we no longer own. We recognized $0.3 million and $1.9 million associated with these obligations in other operating expenses in the Consolidated Statement of Operations for the years ended December 31, 2019 and 2018, respectively.

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

The provision for depletion of oil and gas properties is calculated on a field-by-field basis using the units-of-production method. Natural gas and NGLs are converted to an oil equivalent, Boe, at the standard rate of six Mcf to one Boe and forty-two gallons to one Boe, respectively. Our rate of recording DD&A is dependent upon our estimates of total proved and proved developed reserves, which incorporate assumptions regarding future development and abandonment costs as well as our level of capital spending. If the estimates of total proved or proved developed reserves decline, the rate at which we record DD&A expense increases, reducing our net income. This decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields. We are unable to predict changes in reserve quantity estimates as such quantities are dependent on the success of our exploitation and development program, as well as future economic conditions.

Oil and Gas Reserve Quantities

Our estimate of proved reserves is based on the quantities of oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions. Our proved reserves estimates are audited on a well-by-well basis by an independent third party engineering firm. In the aggregate, the independent third party petroleum engineer estimates of total net proved reserves are within 10% of our internal estimates as of December 31, 2019.

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

Accounting guidance for recognizing and measuring uncertain tax positions prescribes a more likely than not recognition threshold that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. Based on this guidance, we regularly analyze tax positions taken or expected to be taken in a tax return based on the threshold prescribed. Tax positions that do not meet or exceed this threshold are considered uncertain tax positions. Penalties, if any, related to uncertain tax positions would be recorded in other expenses. We currently do not have any uncertain tax positions recorded as of December 31, 2019.

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

Commodity Price Risk

Our primary market risk exposure is to the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the year ended December 31, 2019, our income before taxes would have decreased by approximately $1.6 million for each $5.00 per barrel decrease in crude oil prices, $1.3 million for each $0.10 decrease per MMBtu in natural gas prices and $1.9 million for each $1.00 per barrel decrease in NGL prices.

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

As of February 4, 2020, we have swap contracts related to oil volumes in place for the following periods indicated. Further detail of these hedges is summarized in the table presented under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities".

	For the Year 2020		For the Year 2021
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	5,857,500	$58.32	1,912,500	$54.50

Item 8. Financial Statements and Supplementary Data.

The information required by this item is included below in "Item 15. Exhibits, Financial Statement Schedules".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2019.

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

Management has assessed the effectiveness of our internal control over financial reporting. In making this assessment, it used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we have concluded that, as of December 31, 2019, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. That report is set forth below.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the fourth fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
HighPoint Resources Corporation
Denver, Colorado

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of HighPoint Resources Corporation and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2020

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in an amendment to this Form 10-K or in the "Directors and Executive Officers" section, the "Section 16(a) Beneficial Ownership Reporting Compliance" section, the "Code of Business Conduct and Ethics" section and the "Corporate Governance" section of the proxy statement for the 2020 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2019, and is incorporated by reference to this report.

Item 11. Executive Compensation.

The information required by this item will be included in an amendment to this Form 10-K or in the "Executive Compensation" section and the "Director Compensation" section of the proxy statement for the 2020 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2019, and is incorporated by reference to this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding beneficial ownership will be included in an amendment to this Form 10-K or in the "Beneficial Owners of Securities" section of the proxy statement for the 2020 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2019, and is incorporated by reference to this report.

Equity Compensation Plan Information

The following table provides aggregate information presented as of December 31, 2019 with respect to all compensation plans under which equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Averaged Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	—	$—	2,296,367
Equity compensation plans not approved by shareholders	—	—	—
Total	—	$—	2,296,367

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be included in an amendment to this Form 10-K or in the "Approval of Related Party Transactions" section and the "Corporate Governance" section of the proxy statement for the 2020 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2019, and is incorporated by reference to this report.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in an amendment to this Form 10-K or in the "Fees to Independent Auditors" section of the proxy statement for the 2020 annual meeting of stockholders, in either case, to be filed within 120 days after December 31, 2019, and is incorporated by reference to this report.

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
2.1
Merger Agreement, dated December 4, 2017, by and among Fifth Creek Energy Operating Company, LLC, Bill Barrett Corporation, Red Rider Holdco, Inc., Rio Merger Sub, LLC, Rider Merger Sub, Inc., Fifth Creek Energy Company, LLC, and NGP Natural Resources XI, L.P. [Incorporated by reference to Exhibit 2.1 to Bill Barrett Corporation's Current Report on Form 8-K filed with the Commission on December 5, 2017.]

3.1
Amended and Restated Certificate of Incorporation of HighPoint Resources Corporation. [Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Commission on March 19, 2018.]

3.2	HighPoint Resources Corporation Amended and Restated Bylaws. [Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Commission on March 19, 2018.]

4.1.1*	Description of Capital Stock.

4.1.2	Specimen Certificate of Common Stock. [Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2018.]

4.2
Base Indenture, dated July 8, 2009, between Bill Barrett Corporation, certain subsidiary guarantors, and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 to Bill Barrett Corporation's Current Report on Form 8-K filed with the Commission on July 8, 2009.]

4.2.1
Fourth Supplemental Indenture for 7% Senior Notes due 2022, dated March 12, 2012, among Bill Barrett Corporation, certain subsidiary guarantors, and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.2 to Bill Barrett Corporation's Current Report on Form 8-K filed with the Commission on March 12, 2012.]

4.2.2
Supplemental Indenture to Fourth Supplemental Indenture for 7% Senior Notes due 2022, dated December 13, 2017, among Bill Barrett Corporation, certain subsidiary guarantors, and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 to Bill Barrett Corporation's Current Report on Form 8-K filed with the Commission on December 15, 2017.]

4.2.3
Second Supplemental Indenture to Fourth Supplemental Indenture for 7% Senior Notes due 2022, dated March 19, 2018, among Bill Barrett Corporation, the Company, and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on March 19, 2018.]

Exhibit Number	Description of Exhibits

4.3
Indenture for 8.75% Senior Notes due 2025, dated April 28, 2017, among Bill Barrett Corporation, certain subsidiary guarantors, and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.1 to Bill Barrett Corporation's Current Report on Form 8-K filed with the Commission on April 28, 2017.]

4.3.1
First Supplemental Indenture for 8.75% Senior Notes due 2025, dated December 13, 2017, by and among Bill Barrett Corporation, certain subsidiary guarantors, and Deutsche Bank Trust Company. [Incorporated by reference to Exhibit 4.2 to Bill Barrett Corporation's Current Report on Form 8-K filed with the Commission on December 15, 2017.]

4.3.2
Second Supplemental Indenture for 8.75% Senior Notes due 2025, dated March 19, 2018, among Bill Barrett Corporation, the Company, and Deutsche Bank Trust Company Americas, as Trustee. [Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on March 19, 2018.]

10.1
Fourth Amended and Restated Credit Agreement, dated as of September 14, 2018, among HighPoint Resources Corporation as guarantor and its wholly owned subsidiary and the banks named therein. [Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on September 17, 2018.]

10.2+
Form of Indemnification Agreement, between HighPoint Resources Corporation and each of the directors and certain executive officers of the Company. [Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2018.]

10.3(a)+	2012 Equity Incentive Plan. [Incorporated by reference to Appendix A to Bill Barrett Corporation's Definitive Proxy Statement filed with the Commission on April 6, 2017.]

10.3(b)+	Amendment to the 2012 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.5(b) of our Annual Report on Form 10-K filed with the Commission on February 26, 2019.]

10.4+
Form of Restricted Common Stock Unit Award for 2012 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.2 to Bill Barrett Corporation's Current Report on Form 8-K filed with the Commission on July 2, 2012.]

10.5+
Cash Incentive Plan. [Incorporated by reference to Appendix A to Bill Barrett Corporation's Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders filed with the Commission on April 7, 2016.]

10.6+	Form of Change in Control Severance Protection Agreement. [Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2018.]

10.7*	Form of Stockholders Agreement between Red Rider Holdco, Inc., Fifth Creek Energy Company, LLC, and NGP Natural Resources XI, L.P.

10.8
Waiver to Stockholders Agreement, dated as of December 4, 2018, by and among HighPoint Resources Corporation, Fifth Creek Energy Company, LLC and NGP Natural Resources XI, L.P. [Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on December 6, 2018.]

10.8+	Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.1 to Bill Barrett Corporation's Quarterly Report on Form 10-Q filed with the Commission on May 5, 2016.]

21.1*	Subsidiaries of the Registrant.

Exhibit Number	Description of Exhibits
23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

99.1*	Report of Netherland, Sewell & Associates, Inc. dated January 21, 2020, concerning audit of oil and gas reserve estimates.

101.INS	XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHPOINT RESOURCES CORPORATION

Date:	February 26, 2020	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature			Title	Date

/s/ R. Scot Woodall			Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2020
R. Scot Woodall

/s/ William M. Crawford			Chief Financial Officer (Principal Financial Officer)	February 26, 2020
William M. Crawford

/s/ David R. Macosko			Senior Vice President— Accounting (Principal Accounting Officer)	February 26, 2020
David R. Macosko

/s/ Jim W. Mogg			Director	February 26, 2020
Jim W. Mogg

/s/ Mark S. Berg			Director	February 26, 2020
Mark S. Berg

/s/ Scott A. Gieselman			Director	February 26, 2020
Scott A. Gieselman

/s/ Craig S. Glick			Director	February 26, 2020
Craig S. Glick

/s/ Andrew C. Kidd			Director	February 26, 2020
Andrew C. Kidd

/s/ Lori A. Lancaster			Director	February 26, 2020
Lori A. Lancaster

/s/ William F. Owens			Director	February 26, 2020
William F. Owens

/s/ Edmund P. Segner, III			Director	February 26, 2020
Edmund P. Segner, III

/s/ Michael R. Starzer			Director	February 26, 2020
Michael R. Starzer

/s/ Randy I. Stein			Director	February 26, 2020
Randy I. Stein

/s/ Michael E. Wiley			Director	February 26, 2020
Michael E. Wiley

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
HighPoint Resources Corporation
Denver, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HighPoint Resources Corporation and subsidiaries (the Company) (formerly Bill Barrett Corporation) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 26, 2020

We have served as the Company's auditor since 2003.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
	(in thousands, except share data)
Assets:
Current assets:
Cash and cash equivalents	$16,449	$32,774
Accounts receivable, net of allowance for doubtful accounts	62,120	72,943
Derivative assets	3,916	81,166
Prepayments and other current assets	3,952	2,898
Total current assets	86,437	189,781
Property and equipment — at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	2,644,129	2,195,310
Unproved oil and gas properties, excluded from amortization	357,793	468,208
Furniture, equipment and other	29,804	20,662
	3,031,726	2,684,180
Accumulated depreciation, depletion, amortization and impairment	(967,552)	(654,657)
Total property and equipment, net	2,064,174	2,029,523
Derivative assets	—	27,289
Other noncurrent assets	5,441	5,867
Total	$2,156,052	$2,252,460
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued liabilities	$71,638	$131,379
Amounts payable to oil and gas property owners	37,922	55,792
Production taxes payable	61,507	59,155
Derivative liabilities	4,411	—
Current portion of long-term debt	—	1,859
Total current liabilities	175,478	248,185
Long-term debt, net of debt issuance costs	758,911	617,387
Asset retirement obligations	23,491	27,330
Deferred income taxes	97,418	139,534
Other noncurrent liabilities	17,436	7,926
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, $0.001 par value; authorized 400,000,000 shares; 213,669,597 and 212,477,101 shares issued and outstanding at December 31, 2019 and 2018, respectively, with 2,968,497 and 2,912,166 shares subject to restrictions, respectively	211	210
Additional paid-in capital	1,777,779	1,771,730
Retained earnings (accumulated deficit)	(694,672)	(559,842)
Treasury stock, at cost: zero shares at December 31, 2019 and 2018	—	—
Total stockholders' equity	1,083,318	1,212,098
Total	$2,156,052	$2,252,460
See notes to Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except share and per share data)
Operating Revenues
Oil, gas and NGL production	$452,274	$452,917	$251,215
Other operating revenues, net	385	100	1,624
Total operating revenues	452,659	453,017	252,839
Operating Expenses
Lease operating expense	37,796	27,850	24,223
Gathering, transportation and processing expense	10,685	4,644	2,615
Production tax expense	23,541	36,762	14,476
Exploration expense	143	70	83
Impairment and abandonment expense	9,642	719	49,553
(Gain) loss on sale of properties	2,901	1,046	(92)
Depreciation, depletion and amortization	321,276	228,480	159,964
Unused commitments	17,706	18,187	18,231
General and administrative expense	44,759	45,130	42,476
Merger transaction expense	4,492	7,991	8,749
Other operating expenses, net	402	1,273	(1,514)
Total operating expenses	473,343	372,152	318,764
Operating Income (Loss)	(20,684)	80,865	(65,925)
Other Income and Expense:
Interest and other income	791	1,793	1,359
Interest expense	(58,100)	(52,703)	(57,710)
Commodity derivative gain (loss)	(98,953)	93,349	(9,112)
Gain (loss) on extinguishment of debt	—	(257)	(8,239)
Total other income (expense)	(156,262)	42,182	(73,702)
Income (Loss) before Income Taxes	(176,946)	123,047	(139,627)
(Provision for) Benefit from Income Taxes	42,116	(1,827)	1,402
Net Income (Loss)	$(134,830)	$121,220	$(138,225)
Net Income (Loss) Per Common Share, Basic	$(0.64)	$0.64	$(1.80)
Net Income (Loss) Per Common Share, Diluted	$(0.64)	$0.64	$(1.80)
Weighted Average Common Shares Outstanding, Basic	210,391,669	188,299,074	76,858,815
Weighted Average Common Shares Outstanding, Diluted	210,391,669	189,241,036	76,858,815
See notes to Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Operating Activities:
Net Income (Loss)	$(134,830)	$121,220	$(138,225)
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	321,276	228,480	159,964
Deferred income taxes	(42,116)	1,827	—
Impairment and abandonment expense	9,642	719	49,553
Commodity derivative (gain) loss	98,953	(93,349)	9,112
Settlements of commodity derivatives	10,667	(47,587)	19,099
Stock compensation and other non-cash charges	11,306	8,337	6,596
Amortization of deferred financing costs	2,556	2,365	2,194
(Gain) loss on extinguishment of debt	—	257	8,239
(Gain) loss on sale of properties	2,901	1,046	(92)
Change in operating assets and liabilities:
Accounts receivable	10,795	(13,697)	(18,578)
Prepayments and other assets	(27)	(793)	(1,848)
Accounts payable, accrued and other liabilities	3,030	(40,324)	11,690
Amounts payable to oil and gas property owners	(17,870)	34,499	10,402
Production taxes payable	2,352	28,441	3,884
Net cash provided by (used in) operating activities	278,635	231,441	121,990
Investing Activities:
Additions to oil and gas properties, including acquisitions	(426,416)	(453,616)	(239,631)
Additions of furniture, equipment and other	(4,662)	(853)	(926)
Repayment of debt associated with merger, net of cash acquired	—	(53,357)	—
Proceeds from sale of properties	1,334	(221)	101,845
Other investing activities	(1,612)	364	(299)
Net cash provided by (used in) investing activities	(431,356)	(507,683)	(139,011)
Financing Activities:
Proceeds from debt	222,000	—	275,000
Principal and redemption premium payments on debt	(83,859)	(469)	(322,343)
Proceeds from sale of common stock, net of offering costs	1	1	110,710
Other financing activities	(1,746)	(4,982)	(7,721)
Net cash provided by (used in) financing activities	136,396	(5,450)	55,646
Increase (Decrease) in Cash and Cash Equivalents	(16,325)	(281,692)	38,625
Beginning Cash and Cash Equivalents	32,774	314,466	275,841
Ending Cash and Cash Equivalents	$16,449	$32,774	$314,466
See notes to Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2016	$74	$1,113,797	$(542,328)	$—	$571,543
Cumulative effect of accounting change	—	180	(509)	—	(329)
Restricted stock activity and shares exchanged for tax withholding	1	—	—	(1,253)	(1,252)
Stock-based compensation	—	7,099	—	—	7,099
Retirement of treasury stock	—	(1,253)	—	1,253	—
Exchange of senior notes for shares of common stock	11	48,981	—	—	48,992
Issuance of common stock, net of offering costs	23	110,703	—	—	110,726
Net income (loss)	—	—	(138,225)	—	(138,225)
Balance at December 31, 2017	109	1,279,507	(681,062)	—	598,554
Restricted stock activity and shares exchanged for tax withholding	1	—	—	(1,535)	(1,534)
Stock-based compensation (1)	—	9,858	—	—	9,858
Retirement of treasury stock	—	(1,535)	—	1,535	—
Issuance of common stock, merger	100	483,900	—	—	484,000
Net income (loss)	—	—	121,220	—	121,220
Balance at December 31, 2018	210	1,771,730	(559,842)	—	1,212,098
Restricted stock activity and shares exchanged for tax withholding	1	—	—	(1,729)	(1,728)
Stock-based compensation	—	7,778	—	—	7,778
Retirement of treasury stock	—	(1,729)	—	1,729	—
Net income (loss)	—	—	(134,830)	—	(134,830)
Balance at December 31, 2019	$211	$1,777,779	$(694,672)	$—	$1,083,318
See notes to Consolidated Financial Statements.

(1)	As of December 31, 2018, includes the modification of the 2016 Program and 2017 Program from performance-based liability awards to service-based equity awards. See Note 11 for additional information.

HIGHPOINT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019, 2018 and 2017

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

Accounts Receivable. Accounts receivable is comprised of the following:

	As of December 31,
	2019	2018
	(in thousands)
Accrued oil, gas and NGL sales	$50,171	$44,860
Due from joint interest owners	9,551	27,435
Other	2,419	754
Allowance for doubtful accounts	(21)	(106)
Total accounts receivable	$62,120	$72,943

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

The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company's oil, natural gas and NGL producing activities:

	As of December 31,
	2019	2018
	(in thousands)
Proved properties	$725,964	$663,485
Wells and related equipment and facilities	1,805,136	1,438,092
Support equipment and facilities	99,540	75,392
Materials and supplies	13,489	18,341
Total proved oil and gas properties	$2,644,129	$2,195,310
Unproved properties	265,387	328,409
Wells and facilities in progress	92,406	139,799
Total unproved oil and gas properties, excluded from amortization	$357,793	$468,208
Accumulated depreciation, depletion, amortization and impairment	(958,475)	(642,645)
Total oil and gas properties, net	$2,043,447	$2,020,873

All exploratory wells are evaluated for economic viability within one year of well completion. Exploratory wells that discover potentially economic reserves in areas where a major capital expenditure would be required before production could begin, and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized if the well finds a sufficient quantity of reserves to justify its completion as a producing well and the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. As of December 31, 2019 and 2018, there were no exploratory well costs that had been capitalized for a period greater than one year since the completion of drilling. In addition, the Company had no exploratory wells as of December 31, 2019.

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

The Company recognized non-cash impairment and abandonment charges of $9.6 million, $0.7 million and $49.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, which were included within impairment and abandonment expense in the Consolidated Statements of Operations. Impairment and abandonment expense for the year ended December 31, 2019 included leases that have expired and certain leases that will expire subsequent to the balance sheet date that the Company does not plan to renew. Impairment and abandonment expense for the year ended December 31, 2018 included leases that have expired. Impairment and abandonment expense for the year ended December 31, 2017 included a non-cash impairment charge of $37.9 million associated with the Company's Uinta Oil Program proved properties. The properties were sold on December 29, 2017. In addition, the Company recognized non-cash impairment charges of $9.1 million associated with certain unproved properties in the Cottonwood Gulch area of the Piceance Basin and $2.1 million associated with certain non-core unproved properties in the DJ Basin for the year ended December 31, 2017.

Under successful efforts accounting, depletion expense is calculated using the units-of-production method on the basis of some reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field. Natural gas and NGLs are converted to an oil equivalent, Boe, at the standard rate of six Mcf to one Boe and forty-two gallons to one Boe, respectively. Estimated future dismantlement, restoration and abandonment costs are taken into consideration by this calculation.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	As of December 31,
	2019	2018
	(in thousands)
Accrued drilling, completion and facility costs	$25,667	$69,830
Accrued lease operating, gathering, transportation and processing expenses	8,046	6,970
Accrued general and administrative expenses	6,612	8,774
Accrued interest payable	6,832	6,758
Accrued merger transaction expenses	—	550
Trade payables	17,488	31,057
Operating lease liability	1,287	—
Other	5,706	7,440
Total accounts payable and accrued liabilities	$71,638	$131,379

Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Environmental liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Recent case law in Wyoming has exposed the Company to potential obligations for plugging and abandoning wells, and associated reclamation, for assets that were sold to other industry parties in prior years. If such third parties become unable to fulfill their contractual obligations to the Company as provided for in purchase and sale agreements, regulatory agencies and landowners may demand that the Company perform such activities. The Company recognized $0.3 million and $1.9 million associated with these obligations in other operating expenses in the Consolidated Statement of Operations for the years ended December 31, 2019 and 2018, respectively.

Revenue Recognition. All of the Company's sales of oil, gas and NGLs are made under contracts with customers, whereby revenues are recognized when the Company satisfies its performance obligations and the customer obtains control of the product. Performance obligations under the Company's contracts with customers are typically satisfied at a point-in-time through monthly delivery of oil, gas and/or NGLs. Accordingly, at the end of the reporting period, the Company does not have any unsatisfied performance obligations. The Company's contracts with customers typically include variable consideration based on monthly pricing tied to local indices and volumes delivered in the current month. The nature of the Company's contracts with customers does not require the Company to constrain variable consideration for accounting purposes. As of December 31, 2019, the Company had open contracts with customers with terms of 1 month to 18 years, as well as evergreen contracts that renew on a periodic basis if not canceled by the Company or the customer. The Company's contracts with customers typically require payment within one month of delivery.

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

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of December 31, 2019 or 2018.

Comprehensive Income. The Company has no elements of other comprehensive income, therefore, the Company's net income (loss) on the Consolidated Statements of Operations represents comprehensive income.

Earnings/Loss Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested shares of common stock. The dilutive net income per common share excludes the anti-dilutive effect of 407,949 nonvested shares of common stock for the year ended December 31, 2018. The Company was in a net loss position for the years ended December 31, 2019 and 2017, therefore, all potentially dilutive securities were anti-dilutive.

The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)
Net income (loss)	$(134,830)	$121,220	$(138,225)
Basic weighted-average common shares outstanding in period	210,392	188,299	76,859
Add dilutive effects of stock options and nonvested equity shares of common stock	—	942	—
Diluted weighted-average common shares outstanding in period	210,392	189,241	76,859
Basic net income (loss) per common share	$(0.64)	$0.64	$(1.80)
Diluted net income (loss) per common share	$(0.64)	$0.64	$(1.80)

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

The adoption of ASC 842 resulted in the recognition of right-of-use assets of $8.6 million, and current and noncurrent lease liabilities of $0.3 million and $13.7 million, respectively, on the Consolidated Balance Sheet as of January 1, 2019. The difference between the right-of-use assets and the total lease liability was related to lease incentives and deferred rent balances of $5.4 million, which were required to be netted against the right-of-use assets as of the implementation date of January 1, 2019. The Company's leases include office leases and other equipment, all classified as operating leases. The adoption of ASC 842 had no impact on the Company's Consolidated Statements of Operations or Cash Flows. See Note 13 for additional information.

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash paid for interest	$55,470	$50,063	$61,295
Cash paid for income taxes	—	—	—
Cash paid for amounts included in the measurements of lease liabilities:
Cash paid for operating leases	1,315
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations
Operating leases (1)	14,999
Supplemental disclosures of non-cash investing and financing activities:
Accrued liabilities - oil and gas properties	28,130	98,346	43,980
Change in asset retirement obligations, net of disposals	(5,538)	10,778	5,376
Fair value of debt exchanged for common stock	—	—	48,992
Retirement of treasury stock	(1,729)	(1,535)	(1,253)
Properties exchanged in non-cash transactions	4,561	—	13,323
Issuance of common stock for Merger	—	484,000	—

(1)	Excludes the reclassifications of lease incentives and deferred rent balances.

4. Mergers, Acquisitions, Exchanges and Divestitures

2019 Divestiture

On May 1, 2019, the Company completed the sale of certain non-core assets, primarily low producing or shut-in vertical wells, in the DJ Basin in exchange for the relief of $7.7 million of plugging liabilities associated with these properties. The sale resulted in a loss of $2.3 million, which was recognized in loss on sale of properties in the Company's Consolidated Statements of Operations.

2018 Merger with Fifth Creek Energy Operating Company, LLC

On March 19, 2018, the Company completed the Merger with Fifth Creek. The Merger was effected through the issuance of 100 million shares of the Company's common stock, with a fair value of $484.0 million on the date of closing, and the repayment of $53.9 million of Fifth Creek debt. In connection with the Merger, the Company incurred costs of $4.5 million, $8.0 million and $8.7 million of severance, consulting, advisory, legal and other merger-related fees, all of which were expensed and included in merger transaction expense in the Company's Consolidated Statement of Operations for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Additionally, pro forma earnings for the years ended December 31, 2019, 2018 and 2017 were adjusted to exclude merger-related costs of $4.5 million, $8.0 million and $8.7 million incurred by the Company for the years ended December 31, 2019, 2018 and 2017, respectively, and $4.0 million and $2.2 million for the years ended December 31, 2018 and 2017, respectively, incurred by Fifth Creek. The pro forma results of operations do not include any cost savings or other synergies that may have occurred as a result of the acquisition or any estimated costs that have been incurred by the Company to integrate the Fifth Creek assets. The pro forma condensed combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the acquisition taken place on January 1, 2017; furthermore, the financial information is not intended to be a projection of future results.

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Revenues	$452,659	$468,949	$291,991
Net Income (Loss)	(131,407)	125,281	(143,530)
Net Income (Loss) per Common Share, Basic	(0.62)	0.60	(0.81)
Net Income (Loss) per Common Share, Diluted	(0.62)	0.60	(0.81)

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

On December 29, 2017, the Company completed the sale of its remaining non-core assets in the Uinta Basin. The Company received $101.3 million in cash proceeds, after final closing adjustments in 2018. In addition to the cash proceeds, the Company recognized non-cash proceeds of $4.8 million related to relief from the Company's asset retirement obligation. During the year ended December 31, 2017, the Company recognized a proved property impairment of $37.9 million with respect to these properties in the Consolidated Statement of Operations. During the year ended December 31, 2018, the Company recognized an additional loss on sale of $1.0 million with respect to these properties in the Consolidated Statement of Operations. The carrying amounts by major asset class within the disposal group for the Uinta Basin are summarized below (in thousands):

Assets:
Proved oil and gas properties	$409,957
Unproved oil and gas properties, excluded from amortization	397
Furniture, equipment and other	1,593
Accumulated depreciation, depletion, amortization and impairment	(304,939)
Total assets	107,008
Liabilities:
Asset retirement obligations	4,773
Total liabilities	4,773
Net assets	$102,235

5. Long-Term Debt

The Company's outstanding debt is summarized below:

		As of December 31, 2019			As of December 31, 2018
	Maturity Date	Principal	Debt Issuance Costs	Carrying Amount	Principal	Debt Issuance Costs	Carrying Amount
		(in thousands)
Amended Credit Facility (1)	September 14, 2023	$140,000	$—	$140,000	$—	$—	$—
7.0% Senior Notes (2)	October 15, 2022	350,000	(2,372)	347,628	350,000	(3,210)	346,790
8.75% Senior Notes (3)	June 15, 2025	275,000	(3,717)	271,283	275,000	(4,403)	270,597
Lease Financing Obligation (4)	August 10, 2020	—	—	—	1,859	—	1,859
Total Debt		$765,000	$(6,089)	$758,911	$626,859	$(7,613)	$619,246
Less: Current Portion of Long-Term Debt (5)		—	—	—	1,859	—	1,859
Total Long-Term Debt		$765,000	$(6,089)	$758,911	$625,000	$(7,613)	$617,387

(1)	The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure and on financing terms currently available to the Company.

(2)
The aggregate estimated fair value of the 7.0% Senior Notes was approximately $335.0 million and $329.7 million as of December 31, 2019 and 2018, respectively, based on reported market trades of these instruments.

(3)
The aggregate estimated fair value of the 8.75% Senior Notes was approximately $251.2 million and $264.7 million as of December 31, 2019 and 2018, respectively, based on reported market trades of these instruments.

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

Amended Credit Facility

On September 14, 2018, the Company entered into a fourth amended and restated credit facility (the "Amended Credit Facility"), which, among other things, provides for a maximum credit amount of $1.5 billion, an initial elected commitment amount of $500.0 million and an initial borrowing base of $500.0 million. Due to the amendment, the Company recognized a loss on extinguishment of debt of $0.3 million on the Consolidated Statements of Operations for the year ended December 31, 2018. As credit support for future payment under a contractual obligation, a $26.0 million letter of credit has been issued under the Amended Credit Facility, which reduced the available borrowing capacity of the Amended Credit Facility as of December 31, 2019 to $334.0 million. The Company had $140.0 million and zero outstanding borrowings under the Amended Credit Facility as of December 31, 2019 and 2018, respectively. The current maturity date of the Amended Credit Facility is July 16, 2022. While the stated maturity date in the Amended Credit Facility is September 14, 2023, the maturity date is accelerated if the Company has more than $100.0 million of "Permitted Debt" or "Permitted Refinancing Debt" (as those terms are defined in the Amended Credit Facility) that matures prior to December 14, 2023. If that is the case, the accelerated maturity date is 91 days prior to the earliest maturity of such Permitted Debt or Permitted Refinancing Debt. Because the Company's 7.0% Senior Notes will mature on October 15, 2022, the aggregate amount of those notes exceeds $100.0 million and the notes represent "Permitted Debt", the maturity date specified in the Amended Credit Facility is accelerated to the date that is 91 days prior to the maturity date of those notes, or July 16, 2022.

Interest rates are either adjusted LIBOR plus applicable margins of 1.5% to 2.5% or an alternate base rate plus applicable margins of 0.5% to 1.5%, and the unused commitment fee is between 0.375% to 0.5%. The applicable margin and the unused commitment fee rate are determined based on borrowing base utilization. The weighted average annual interest rate incurred on the Amended Credit Facility was 4.0% for the year ended December 31, 2019.

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

The 7.0% Senior Notes are redeemable at the Company's option at redemption prices of 101.167% and 100.000% of the principal amount on or after October 15, 2019 and 2020, respectively.

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

6. Asset Retirement Obligations

A reconciliation of the Company's asset retirement obligations for the year ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Beginning of period	$29,655	$17,586	$11,238
Liabilities incurred (1)(2)	2,863	10,649	10,683
Liabilities settled	(1,682)	(1,630)	(1,063)
Disposition of properties	(7,668)	(351)	(5,138)
Accretion expense	1,592	1,291	972
Revisions to estimate	949	2,110	894
End of period	$25,709	$29,655	$17,586
Less: Current asset retirement obligations	2,218	2,325	1,489
Long-term asset retirement obligations	$23,491	$27,330	$16,097

(1)	The year ended December 31, 2018 includes $7.4 million associated with properties acquired in the Merger. See Note 4 for additional information regarding the Merger.

(2)	The year ended December 31, 2017 includes $8.7 million associated with properties acquired in the DJ Basin. See Note 4 for additional information regarding this acquisition.

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

Commodity derivatives – The fair value of crude oil, natural gas and NGL swaps and costless collars are valued based on an income approach using various assumptions, such as quoted forward prices for commodities and time value factors. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are, therefore, designated as Level 2 inputs. The Company utilizes its counterparties' valuations to assess the reasonableness of its own valuation. At times, the Company utilizes an independent third party to perform the valuation.

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of December 31, 2019
Financial Assets
Cash equivalents	$—	$—	$—	$—
Deferred compensation plan	2,033	—	—	2,033
Commodity derivatives	—	8,890	—	8,890
Financial Liabilities
Commodity derivatives	—	10,056	—	10,056
As of December 31, 2018
Financial Assets
Cash equivalents	12,188	—	—	12,188
Deferred compensation plan	1,392	—	—	1,392
Commodity derivatives	—	109,494	—	109,494
Financial Liabilities
Commodity derivatives	—	1,039	—	1,039

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in the Company's consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Oil and gas properties – Oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable. If an impairment is necessary, the fair value is estimated by using either a market approach based on recent sales prices of comparable properties and/or indications from marketing activities or by using the income valuation technique, which involves calculating the present value of future net revenues. The present value, net of estimated operating and development costs, is calculated using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows, predominantly all of which are designated as Level 3 inputs within the fair value hierarchy. The Company did not fair value any of its oil and gas properties as of December 31, 2019 and 2018.

Purchase price allocation – The Merger was accounted for as a business combination, using the acquisition method. The allocation of the total purchase price to the identifiable assets acquired and the liabilities assumed was based on the fair values at the acquisition date. See Note 4 for additional information regarding the fair value of the Merger.

Additional Fair Value Disclosures

Long-term Debt – Long-term debt is not presented at fair value on the Consolidated Balance Sheets, as it is recorded at carrying value, net of unamortized debt issuance costs. The fair values of the Company's fixed rate 7.0% Senior Notes and 8.75% Senior Notes totaled $586.2 million and $594.4 million as of December 31, 2019 and 2018, respectively. The fair values of the Company's fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.

There is no active, public market for the Amended Credit Facility. The recorded value of the Amended Credit Facility approximates its fair value due to its floating rate structure based on the LIBOR spread, secured interest, and the Company's borrowing base utilization. The Amended Credit Facility had a balance of $140.0 million and zero as of December 31, 2019 and 2018, respectively. The Lease Financing Obligation fair value of $1.8 million as of December 31, 2018 was measured based on market-based parameters of comparable term secured financing instruments. On February 10, 2019, the Company elected to purchase the equipment. See Note 5 for additional information. The fair value measurements for the Amended Credit Facility and Lease Financing Obligation represent Level 2 inputs.

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

	As of December 31, 2019
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
		(in thousands)
Derivative assets current	$8,477	$(4,561)	(1)	$3,916
Derivative assets non-current	413	(413)	(1)	—
Total derivative assets	$8,890	$(4,974)		$3,916

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
		(in thousands)
Derivative liabilities	$(8,972)	$4,561	(1)	$(4,411)
Other noncurrent liabilities	(1,084)	413	(1)	(671)
Total derivative liabilities	$(10,056)	$4,974		$(5,082)

	As of December 31, 2018
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet		Net Amounts of Assets Presented in the Balance Sheet
		(in thousands)
Derivative assets current	$82,205	$(1,039)	(1)	$81,166
Derivative assets non-current	27,289	—		27,289
Total derivative assets	$109,494	$(1,039)		$108,455

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet		Net Amounts of Liabilities Presented in the Balance Sheet
		(in thousands)
Derivative liabilities	$(1,039)	$1,039	(1)	$—
Other noncurrent liabilities	—	—		—
Total derivative liabilities	$(1,039)	$1,039		$—

(1)	Asset and liability balances with the same counterparty are presented as a net asset or liability on the Consolidated Balance Sheets.

As of December 31, 2019, the Company had swap contracts in place to hedge the following volumes for the periods indicated:

	For the Year 2020		For the Year 2021
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Oil (Bbls)	5,857,500	$58.32	911,000	$53.42

The Company's derivative financial instruments are generally executed with major financial or commodities trading institutions. The instruments expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had derivatives in place with nine different counterparties as of December 31, 2019. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk in the event of non-performance by the counterparties are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.

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

9. Income Taxes

The (expense) benefit for income taxes consisted of the following for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current:
Federal	$—	$—	$1,402
State	—	—	—
Deferred:
Federal	35,806	(1,777)	—
State	6,310	(50)	—
Total	$42,116	$(1,827)	$1,402

Income tax (expense) benefit differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax income for the years ended December 31, 2019 and 2018 and 35% to pretax income for the year ended December 31, 2017 from continuing operations as a result of the following:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Income tax (expense) benefit at the federal statutory rate	$37,159	$(25,840)	$48,869
State income tax (expense) benefit, net of federal tax effect	6,002	(5,144)	4,030
Change in federal tax rate	—	—	(64,949)
Refundable AMT credits	—	—	1,402
Nondeductible equity-based compensation	(1,895)	(3,101)	(13,655)
Nondeductible costs in connection with Merger	—	(2,545)	—
Other permanent items	(157)	(418)	(37)
Change in valuation allowance	628	36,321	(35,684)
Change in valuation allowance due to TCJA	—	—	64,949
Change in valuation allowance - Section 382	—	64,994	—
Change in apportioned state tax rates	275	(723)	(1,086)
Eliminate UT jurisdiction NOL's and credits	—	—	(2,647)
Change in ownership - Section 382	—	(64,994)	—
Other, net	104	(377)	210
Income tax (expense) benefit	$42,116	$(1,827)	$1,402

On the date of the Merger, the Fifth Creek assets were acquired in a nontaxable transaction pursuant to Section 351 of the Internal Revenue Code. Accordingly, a deferred tax liability of $137.7 million was recorded to reflect the difference between the fair value recorded and the income tax basis of the assets acquired and liabilities assumed.

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities as of December 31, 2019 and 2018 are presented below:

	As of December 31,
	2019	2018
	(in thousands)
Long-term:
Deferred tax assets:
Net operating loss carryforward	$112,409	$112,898
Stock-based compensation	1,368	1,962
Deferred rent	—	628
Financing obligation	2,163	1,174
Accrued expenses	38	250
Derivative instruments	287	—
Other assets	148	2,409
Capital loss carryforward	890	1,028
Less: Valuation allowance	(12,587)	(13,215)
Total long-term deferred tax assets	104,716	107,134
Deferred tax liabilities:
Oil and gas properties	(201,396)	(219,390)
Long-term derivative instruments	—	(26,700)
Prepaid expenses	(462)	(374)
Deferred compensation	(276)	(204)
Total long-term deferred tax assets (liabilities)	(202,134)	(246,668)
Net long-term deferred tax assets (liabilities)	$(97,418)	$(139,534)

In connection with the Merger, the Company had a greater than 50% ownership change pursuant to Section 382 of the Internal Revenue Code. As a result of the ownership change, the Company's ability to use pre-change net operating losses ("NOLs") and credits against post-change taxable income is limited to an annual amount plus any built-in gains recognized within five years of the ownership change. The Company's annual limitation amount is approximately $11.7 million and the net unrealized built-in gain is projected to be $176.9 million. The Company has reduced its federal and state NOLs by $276.1 million and $14.0 million, respectively, and eliminated its state tax credits by $8.2 million to reflect the expected impact of the Section 382 limitation. Deferred tax assets and the corresponding valuation allowance have been reduced by $65.0 million for the expected tax effect of the Section 382 limitation. As of December 31, 2019, the Company projected approximately $455.8 million and $456.2 million of federal and state NOLs, respectively. The federal NOLs begin to expire in 2025 and the state NOLs begin to expire in 2029.

On December 22, 2017, Congress signed into law the Tax Cut and Jobs Act of 2017 ("TCJA"). The TCJA includes significant changes to the U.S. corporate tax systems including a rate reduction from 35% to 21% beginning in January of 2018. Accordingly, the 21% federal tax rate is utilized in computing the Company's annualized effective tax rate. Other provisions of TCJA include the elimination of the corporate alternative minimum tax ("AMT"), the acceleration of depreciation for US tax purposes, limitations on deductibility of interest expense, expanded Section 162(m) limitations on the deductibility of officer's compensation, the elimination of net operation loss carrybacks and indefinite carryforwards on losses generated after 2017, subject to restrictions on their utilization.

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

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits. The Company did not have any additions, reductions or settlements of unrecognized tax benefits. In 2019, the Company generated no uncertain tax positions.

The Company's policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company's income tax provision. As of December 31, 2019, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the current year.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is subject to U.S. federal tax examination for years 2016 through 2019 and is subject to state tax examination for years 2015 through 2019.

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

In December 2017, the Company issued 10,863,000 shares of common stock pursuant to the a debt exchange with a holder of the Company's 7.0% Senior Notes. The holder exchanged $50.0 million principal amount of the 7.0% Senior Notes for 10,863,000 newly issued shares of the Company's common stock.

Treasury Stock. The Company may occasionally acquire treasury stock, which is recorded at cost, in connection with the vesting and exercise of stock-based awards or for other reasons. As of December 31, 2019, all treasury stock held by the Company was retired.

The following table reflects the activity in the Company's common and treasury stock for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Common Stock Outstanding:
Shares at beginning of period	212,477,101	110,363,539	75,721,360
Shares issued for directors' fees	158,218	187,566	68,486
Shares issued for nonvested shares of common stock	1,847,700	2,332,114	801,579
Shares issued for debt exchange	—	—	10,863,000
Shares issued for equity offering	—	—	23,205,529
Shares issued for merger, common stock	—	100,000,000	—
Shares retired or forfeited	(813,422)	(406,118)	(296,415)
Shares at end of period	213,669,597	212,477,101	110,363,539
Treasury Stock:
Shares at beginning of period	—	—	—
Treasury stock acquired	719,016	285,807	243,389
Treasury stock retired	(719,016)	(285,807)	(243,389)
Shares at end of period	—	—	—

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

The following table presents the long-term equity and cash incentive compensation related to awards for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Nonvested common stock (1)	$6,601	$6,036	$5,852
Nonvested common stock units (1)	1,177	1,138	690
Nonvested performance-based shares	—	—	558
Nonvested performance cash units (2)(3)	844	52	1,189
Total	$8,622	$7,226	$8,289

(1)
Unrecognized compensation cost as of December 31, 2019 was $5.9 million related to grants of nonvested shares of common stock and common stock units that are expected to be recognized over a weighted-average period of 1.6 years.

(2)
The nonvested performance-based cash units are accounted for as liability awards with $1.4 million in accounts payable and accrued liabilities as of December 31, 2017, and $1.2 million, $0.3 million and $3.0 million in other noncurrent liabilities as of December 31, 2019, 2018 and 2017, respectively, in the Consolidated Balance Sheets.

(3)	Liability awards are fair valued at each reporting date. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

Nonvested Equity and Cash Awards. In May 2012, the Company's stockholders approved and adopted its 2012 Equity Incentive Plan (the "2012 Incentive Plan"). The purpose of the 2012 Incentive Plan is to enhance the Company's ability to attract and retain officers, employees and directors and to provide such persons with an interest in the Company aligned with the interests of stockholders. The 2012 Incentive Plan provides for the grant of awards including performance units, performance shares, share awards, share units, restricted stock, cash incentive, stock appreciation rights or SARS, and stock options (including incentive stock options and non-qualified stock options).

In February 2018, the Company's stockholders approved an amendment to the 2012 Incentive Plan (the "Amendment"). Pursuant to the Amendment, the Company is authorized to issue 6,500,000 shares, less any shares issued under the 2012 Incentive Plan on or after the Amendment adoption date, and plus any shares that again become available for grant. Shares underlying grants that expire without being exercised or are forfeited are available for grant under the 2012 Incentive Plan; however, shares withheld by the Company to satisfy any tax withholding obligation will not be available for future issuance. As of December 31, 2019, 2,296,367 shares remain available for grant under the 2012 Incentive Plan.

Currently, the Company's practice is to issue new shares upon stock option exercise. The Company does not expect to repurchase any shares in the open market or issue treasury shares to settle any such exercises. For the years ended December 31, 2019, 2018 and 2017, the Company did not pay cash to repurchase any stock option exercises.

A summary of share-based option activity under all the Company's plans as of December 31, 2019, and changes during the year then ended, is presented below:

Option Awards	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2019	126,843	$27.25
Granted (1)	—	—
Exercised	—	—
Forfeited or expired	(126,843)	27.25
Outstanding at December 31, 2019 (2)	—	—

(1)	The Company has not granted any share-based option awards since 2012.

(2)	At December 31, 2019, there are no outstanding share-based option awards.

There have been no stock options exercised for the years ended December 31, 2019, 2018 and 2017.

The Company grants service-based shares of common stock to employees, which generally vest ratably over a three year service period. These awards are measured at fair value based on the closing price of the Company's common stock on the date of grant. A summary of the Company's nonvested common stock awards for the years ended December 31, 2019, 2018 and 2017 is presented below:

	Year Ended December 31,
	2019		2018		2017
Nonvested Common Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	2,912,166	$5.27	1,394,868	$7.00	1,169,099	$9.33
Granted	1,847,700	2.64	1,185,809	5.47	791,129	5.99
Modified (1)	—	—	1,146,305	4.84	—	—
Vested (2)	(1,696,963)	4.99	(694,505)	8.24	(513,376)	10.74
Forfeited or expired	(94,406)	4.91	(120,311)	5.93	(51,984)	7.91
Outstanding at December 31,	2,968,497	3.81	2,912,166	5.27	1,394,868	7.00

(1)
Due to the closing of the Merger, the 2016 and 2017 Performance Cash Programs were converted from nonvested performance-based cash units to nonvested common stock awards, resulting in an increase of nonvested common stock awards for the year ended December 31, 2018.

(2)	The fair value of common stock awards vested was $4.1 million, $3.7 million and $2.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company grants service-based shares of common stock units to non-employee or outside directors, which generally vest over a one year service period. These awards are measured at fair value based on the closing price of the Company's common stock on the date of grant. The common stock units are the directors' annual compensation and are settled in common stock on a one-to-one basis. Common stock units have only been granted to outside directors. A summary of the Company's nonvested common stock units for the years ended December 31, 2019, 2018 and 2017 is presented in the table below:

	Year Ended December 31,
	2019		2018		2017
Nonvested Common Stock Unit Awards	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at January 1,	311,237	$7.26	272,559	$6.37	147,167	$10.09
Granted	643,084	1.88	226,244	5.83	193,878	3.56
Vested (1)	(158,218)	5.44	(187,566)	4.24	(68,486)	6.42
Forfeited or expired	—	—	—	—	—	—
Outstanding at December 31,	796,103	3.27	311,237	7.26	272,559	6.37

(1)	The fair value of common stock unit awards vested was $0.3 million, $1.1 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

For the years ended December 31, 2019, 2018 and 2017, the Company granted performance-based cash units that will settle in cash. These awards are accounted for as liability awards and are measured at fair value at each reporting date. A summary of the Company's nonvested performance-based cash units for the years ended December 31, 2019, 2018 and 2017 is presented below:

	Year Ended December 31,
	2019		2018		2017
Nonvested Performance-Based Cash Unit Awards	Units	Weighted Average Fair Value	Units	Weighted Average Fair Value	Units	Weighted Average Fair Value
Outstanding at January 1,	909,585		1,548,083		942,326
Granted	2,026,521		935,293		669,043
Performance goal adjustment (1)	—		11,289		—
Modified (2)	—		(1,211,478)		—
Vested (3)	—		(286,652)		—
Forfeited or expired	(360,044)		(86,950)		(63,286)
Outstanding at December 31,	2,576,062	$1.38	909,585	$1.23	1,548,083	$5.10

(1)	The 2015 Program vested at 104.1% of the target level and resulted in additional units vesting in March 2018. These units are included in the vested line item for the year ended December 31, 2018.

(2)
Due to the closing of the Merger, the 2016 and 2017 Performance Cash Programs were converted from nonvested performance-based cash units to nonvested common stock awards, resulting in a decrease in nonvested performance-based cash units for the year ended December 31, 2018. The 2016 Program converted based on performance through March 19, 2018, which resulted in 89% of the units converting to nonvested common stock awards or a reduction of 65,173 units converting to nonvested common stock awards.

(3)	The fair value of performance-based cash unit awards vested was $1.5 million for the year ended December 31, 2018. No awards vested in 2019 or 2017.

For the year ended December 31, 2014 and prior, the Company granted performance-based shares that settled in common stock. These awards are accounted for as equity awards. The market-based goals or total shareholder return ("TSR") goals associated with these awards are valued at each reporting date using a Monte Carlo simulation. The non-market-based goals are measured at fair value based on the closing price of the Company's common stock on the date of grant. A summary of the Company's vested performance-based shares of common stock for the years ended December 31, 2019, 2018 and 2017 is presented below:

	Year Ended December 31,
	2019		2018		2017
Nonvested Performance-Based Common Stock Awards	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	—	$—	—	$—	156,615	$19.54
Granted (1)	—	—	—	—	—	—
Performance goal adjustment (2)	—	—	—	—	10,450	24.45
Vested (3)	—	—	—	—	(166,023)	24.45
Forfeited or expired	—	—	—	—	(1,042)	24.62
Outstanding at December 31,	—	—	—	—	—	—

(1)	The Company has not granted any performance-based common stock awards since 2014.

(2)	The 2014 Program vested at 106.7% of target level and resulted in additional shares vesting in May 2017. These shares are included in the vested line item for the year ended December 31, 2017.

(3)	The fair value of performance-based common stock awards vested was $0.6 million for the year ended December 31, 2017. No awards vested in 2019 or 2018.

Performance Cash and Share Programs

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

2018 Program. In February 2018, the Compensation Committee approved a performance cash program (the "2018 Program") granting performance cash units that will settle in cash and are accounted for as liability awards. The performance-based awards contingently vest in February 2021, depending on the level at which the performance goal is achieved. The performance goal, which will be measured over the three-year period ending December 31, 2020, will be the Company's total shareholder return ("TSR") based on a matrix measurement of (1) the Company's absolute performance and (2) the Company's ranking relative to a defined peer group's individual TSRs ("Relative TSR"). The Company's absolute performance is measured against the December 29, 2017 closing share price of $5.13. If the Company's absolute performance is lower than the $5.13 share price, the payout is zero for this portion. If the Company's absolute performance is greater than the $5.13 share price, the performance cash units will vest 1% for each 1% in growth, up to 150% of the original grant. If the Company's Relative TSR is less than the median, the payout is zero for this portion. If the Company's Relative TSR is above the median, the payout is equal to the Company's percentile rank above the median, up to 50% of the original grant. The Company's combined absolute performance and Relative TSR have a maximum vest of up to 200% of the original grant.

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

2016 Program. In March 2016, the Compensation Committee approved a performance cash program (the "2016 Program") granting performance cash units that would settle in cash and were accounted for as liability awards. In March 2018, upon the Merger closing, each award under the 2016 Program was converted to a nonvested common stock award at 89% of the original award based on the Company's performance through March 19, 2018. At the time of the modification, 592,472 units were converted to 527,299 nonvested shares of the Company's common stock affecting 23 employees. These awards no longer have a performance criterion, but continued to have a service-based criterion through the cliff vest that occurred in February 2019. The conversion of the performance-based liability award to a service-based equity award was accounted for as a modification in accordance with ASC 718, Compensation - Stock Compensation. The total incremental compensation cost resulting from the modification was zero. The Company recorded an increase to APIC and a decrease to derivative and other noncurrent liabilities of $1.8 million as of December 31, 2018 in the Consolidated Statement of Stockholders' Equity and the Consolidated Balance Sheets, respectively.

2015 Program. In February 2015, the Compensation Committee approved a performance cash program (the "2015 Program") granting performance cash units that will settle in cash and are accounted for as liability awards. The performance-based awards vested in May 2018, based on the level at which the performance goals were achieved. The performance goals, which were measured over the three year period ending December 31, 2017, consisted of the TSR compared to Relative TSR (weighted at 60%) and the percentage change in discretionary cash flow per debt adjusted share relative to a defined peer group's percentage calculation ("DCF per Debt Adjusted Share") (weighted at 40%). The Relative TSR and DCF per Debt Adjusted Share goals were to vest at 25% or 50%, respectively, of the total award for performance met at the threshold level, 100% at the target level and 200% at the stretch level. If the actual results for a metric were between the threshold and target levels or between the target and stretch levels, the vested number of units was to be prorated based on the actual results compared to the threshold, target and stretch goals. If the threshold metrics were not met, no units would vest. In any event, the total number of units that could vest would not exceed 200% of the original number of performance cash units granted. At the end of the three year vesting period, units that did not vest were forfeited. A total of 422,345 units were granted under this program during the year ended December 31, 2015. All compensation expense related to the TSR metric was recognized if the requisite service period is fulfilled, even if the market condition was not achieved. All compensation expense related to the DCF per Debt Adjusted Share metric was based on the number of shares expected to vest at the end of the three year period. The Company modified the vest date of these awards from May 2018 to March 2018. Based upon the Company's performance through 2017, 104.1% or 286,652 units of the 2015 Program vested in March 2018.

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

The Company matches 100% of each employee's contribution, up to 6% of the employee's pretax income in cash. The Company's cash contributions are fully vested upon the date of match. The Company made matching cash contributions of $1.3 million, $1.2 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The table below summarizes the activity in the plan as of December 31, 2019 and 2018, and the Company's ending deferred compensation liability as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
	(in thousands)
Beginning deferred compensation liability balance	$1,392	$1,749
Employee contributions	276	370
Company matching contributions	150	198
Distributions	(193)	(806)
Participant earnings (losses)	408	(119)
Ending deferred compensation liability balance	$2,033	$1,392

Amount to be paid within one year	$844	$94
Remaining balance to be paid beyond one year	$1,189	$1,298

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

The following table represents the Company's activity in the investment assets held in the rabbi trust as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
	(in thousands)
Beginning investment balance	$1,392	$1,749
Investment purchases	426	568
Distributions	(193)	(806)
Earnings (losses)	408	(119)
Ending investment balance	$2,033	$1,392

12. Significant Customers and Other Concentrations

Significant Customers. During 2019, three customers individually accounted for over 10% of the Company's oil, gas and NGL production revenues. During 2018, four customers individually accounted for over 10% of the Company's oil, gas and NGL production revenues. During 2017, three customers individually accounted for over 10% of the Company's oil, gas and NGL production revenues. Collectability is dependent upon the financial stability of each individual company and is influenced by the general economic conditions of the industry. The Company normally sells production to a relatively small number of customers, as is customary in the development and production business. Based on where the Company operates and the availability of other purchasers and markets, the Company believes that its production could be sold in the market in the event that it is not sold to its existing customers. However, in some circumstances, a change in customers may entail significant costs during the transition to a new customer.

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

Concentrations of Credit Risk. Derivative financial instruments that hedge the price of oil, natural gas and NGLs are generally executed with major financial or commodities trading institutions which expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company's policy is to execute financial derivatives only with major, creditworthy financial institutions. The Company has derivative instruments with nine different counterparties, of which all are lenders or affiliates of lenders in the Amended Credit Facility.

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

The Company's leases have remaining terms of up to eight years. Certain lease agreements contain options to extend or early terminate the agreement. These options are used to calculate right-of-use asset and lease liability balances when it is reasonably certain that the Company will exercise these options.

The discount rate used to calculate the present value of the future minimum lease payments is the rate implicit in the lease, when readily determinable. As the Company's leases do not provide an implicit rate, the Company utilizes its incremental borrowing rate.

The Company has elected, for all classes of underlying assets, to not apply the balance sheet recognition requirements of ASC 842 to leases with a term of one year or less, and instead, the Company recognizes the lease payments in the income statement on a straight-line basis over the lease term. The Company has also made the election, for certain classes of underlying assets, to combine lease and non-lease components. Therefore, the Company made the election to combine lease and non-lease components for drilling rig and gathering system asset classes. These assets are not reported on the Consolidated Balance

Sheets as the Company's lease contracts for drilling rigs are currently classified as short-term and the Company's lease contract for a gathering system includes variable payments.

For the year ended December 31, 2019, lease cost was as follows:

Year Ended December 31,
Lease Cost	2019
(in thousands)
Operating lease cost (1)(3)	$2,239
Short-term lease cost (2)(3)	15,928
Variable lease cost (4)	654
Total lease cost	$18,821

(1)	Operating lease cost was primarily included in general and administrative expense or lease operating expense on the Consolidated Statements of Operations.

(2)	Short-term lease cost primarily includes leases for drilling rigs, which were capitalized to property, plant and equipment on the Consolidated Balance Sheets.

(3)
A portion of the operating lease cost and a majority of the short-term lease cost represent gross amounts that the Company was financially committed to pay. However, the Company recorded in the financial statements its proportionate share based on the Company's working interest, which varies from property to property.

(4)	Variable lease cost is related to a gathering agreement and is included in oil, gas, and NGL production revenue on the Consolidated Statements of Operations.

Supplemental balance sheet information related to leases as of December 31, 2019, was as follows:

As of December 31,
Operating Leases	2019
(in thousands)
Right-of-use assets (1)	$9,287
Accumulated amortization (2)	(1,142)
Total right-of-use assets (3)	$8,145
Current lease liabilities (4)	(1,287)
Noncurrent lease liabilities (5)	(13,195)
Total lease liabilities (3)	$(14,482)
Weighted average remaining lease term
Operating leases (in years)	7.8
Weighted average discount rate
Operating leases	5.6%

(1)	Included in furniture, equipment and other in the Consolidated Balance Sheets.

(2)	Included in accumulated depreciation, depletion, amortization and impairment in the Consolidated Balance Sheets.

(3)
The difference between the right-of-use assets and lease liabilities is primarily related to lease incentives and deferred rent balances, which were required to be netted against the right-of-use assets as of the implementation date of January 1, 2019.

(4)	Included in accounts payable and accrued liabilities in the Consolidated Balance Sheets.

(5)	Included in other noncurrent liabilities in the Consolidated Balance Sheets.

Maturities of lease liabilities as of December 31, 2019 were as follows:

As of December 31, 2019
(in thousands)
2020	$2,056
2021	2,355
2022	2,044
2023	2,024
2024	2,078
Thereafter	7,577
Total	$18,134
Less: Interest	(3,652)
Present value of lease liabilities	$14,482

Minimum future contractual payments for operating leases under the scope of ASC 840 as of December 31, 2018 were as follows:

As of December 31, 2018
(in thousands)
2019	$2,583
2020	3,032
2021	3,331
2022	3,263
2023	3,036
Thereafter	13,112
Total	$28,357

14. Commitments and Contingencies

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

The amounts in the table below represent the Company's future minimum transportation charges:

As of December 31, 2019
(in thousands)
2020	$23,134
2021	19,778
2022	13,064
2023	14,600
2024	14,640
Thereafter	4,800
Total	$90,016

Gas Gathering and Processing Agreements. The Company is party to one minimum volume commitment and two reimbursement obligations. The minimum volume commitment requires the Company to deliver a minimum volume of natural gas to a midstream entity for gathering and processing. The contract requires the Company to pay a fee associated with the contracted volumes regardless of the amount delivered. The reimbursement obligations require the Company to pay a monthly gathering and processing fee per Mcf of production to reimburse midstream entities for the costs to construct gas gathering and processing facilities. If the costs are not reimbursed by the Company via the monthly gathering and processing fees, the Company must pay the difference. The amounts in the table below represent the Company's future minimum charges under these agreements:

As of December 31, 2019
(in thousands)
2020 (1)	$4,569
2021	1,997
Thereafter	—
Total	$6,566

(1)	Includes $2.4 million associated with the reimbursement obligations discussed above.

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

As of December 31, 2019
(in thousands)
2020	$3,448
2021	805
2022	805
2023	745
Thereafter	—
Total	$5,803

Litigation. The Company is subject to litigation, claims and governmental and regulatory proceedings arising in the ordinary course of business. It is the opinion of the Company's management that current claims and litigation involving the Company are not likely to have a material adverse effect on its Consolidated Balance Sheet, Cash Flows or Statements of Operations.

15. Parent and Subsidiary Guarantor

The condensed consolidating financial information as of and for the periods ended December 31, 2019 presents the results of operations, financial position and cash flows of HighPoint Resources Corporation, or parent guarantor, and HighPoint Operating Corporation (f/k/a Bill Barrett), or subsidiary issuer, and Fifth Pocket Production, LLC, a subsidiary guarantor (formed on August 1, 2019), as well as the consolidating adjustments necessary to present HighPoint Resources Corporation's results on a consolidated basis. The parent guarantor and the subsidiary guarantor, on a joint and several basis, fully and unconditionally guarantee the debt securities of the subsidiary issuer. The indentures governing those securities limit the ability of the subsidiary issuer and the subsidiary guarantor to pay dividends or otherwise provide funding to the parent guarantor.

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

Condensed Consolidating Balance Sheets

	As of December 31, 2019
	Parent Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash equivalents	$—	$16,449	$—	$—	$16,449
Accounts receivable, net of allowance for doubtful accounts	—	62,098	22	—	62,120
Other current assets	—	7,868	—	—	7,868
Property and equipment, net	—	2,063,798	376	—	2,064,174
Intercompany receivable	—	363	—	(363)	—
Investment in subsidiaries	1,083,318	34	—	(1,083,352)	—
Noncurrent assets	—	5,441	—	—	5,441
Total assets	$1,083,318	$2,156,051	$398	$(1,083,715)	$2,156,052
Liabilities and Stockholders' Equity:
Accounts payable and accrued liabilities	$—	$71,638	$—	$—	$71,638
Other current liabilities	—	103,839	1	—	103,840
Intercompany payable	—	—	363	(363)	—
Long-term debt	—	758,911	—	—	758,911
Deferred income taxes	—	97,418	—	—	97,418
Other noncurrent liabilities	—	40,927	—	—	40,927
Stockholders' equity	1,083,318	1,083,318	34	(1,083,352)	1,083,318
Total liabilities and stockholders' equity	$1,083,318	$2,156,051	$398	$(1,083,715)	$2,156,052

	As of December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash equivalents	$—	$32,774	$—	$32,774
Accounts receivable, net of allowance for doubtful accounts	—	72,943	—	72,943
Other current assets	—	84,064	—	84,064
Property and equipment, net	—	2,029,523	—	2,029,523
Investment in subsidiaries	1,212,098	—	(1,212,098)	—
Noncurrent assets	—	33,156	—	33,156
Total assets	$1,212,098	$2,252,460	$(1,212,098)	$2,252,460
Liabilities and Stockholders' Equity:
Accounts payable and accrued liabilities	$—	$131,379	$—	$131,379
Other current liabilities	—	116,806	—	116,806
Long-term debt	—	617,387	—	617,387
Deferred income taxes	—	139,534	—	139,534
Other noncurrent liabilities	—	35,256	—	35,256
Stockholders' equity	1,212,098	1,212,098	(1,212,098)	1,212,098
Total liabilities and stockholders' equity	$1,212,098	$2,252,460	$(1,212,098)	$2,252,460

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2019
	Parent Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$—	$452,623	$36	$—	$452,659
Operating expenses	—	(424,090)	(2)	—	(424,092)
General and administrative	—	(44,759)	—	—	(44,759)
Merger transaction expense	—	(4,492)	—	—	(4,492)
Interest expense	—	(58,100)	—	—	(58,100)
Interest income and other income (expense)	—	(98,162)	—	—	(98,162)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	(176,980)	34	—	(176,946)
(Provision for) Benefit from income taxes	—	42,116	—	—	42,116
Equity in earnings (loss) of subsidiaries	(134,830)	34	—	134,796	—
Net income (loss)	$(134,830)	$(134,830)	$34	$134,796	$(134,830)

	Year Ended December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$—	$453,017	$—	$453,017
Operating expenses	—	(319,031)	—	(319,031)
General and administrative	—	(45,130)	—	(45,130)
Merger transaction expense	—	(7,991)	—	(7,991)
Interest expense	—	(52,703)	—	(52,703)
Interest income and other income (expense)	—	94,885	—	94,885
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	123,047	—	123,047
(Provision for) Benefit from income taxes	—	(1,827)	—	(1,827)
Equity in earnings (loss) of subsidiaries	121,220	—	(121,220)	—
Net income (loss)	$121,220	$121,220	$(121,220)	$121,220

	Year Ended December 31, 2017
	Parent Issuer	Subsidiary Guarantor	Intercompany Eliminations	Consolidated
	(in thousands)
Operating and other revenues	$252,257	$582	$—	$252,839
Operating expenses	(266,119)	(1,420)	—	(267,539)
General and administrative	(42,476)	—	—	(42,476)
Merger transaction expense	(8,749)	—	—	(8,749)
Interest expense	(57,710)	—	—	(57,710)
Interest and other income (expense)	(15,992)	—	—	(15,992)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(138,789)	(838)	—	(139,627)
(Provision for) Benefit from income taxes	1,402	—	—	1,402
Equity in earnings (loss) of subsidiaries	(838)	—	838	—
Net income (loss)	$(138,225)	$(838)	$838	$(138,225)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2019
	Parent Guarantor	Subsidiary Issuer	Subsidiary Guarantor	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$—	$278,622	$13	$—	$278,635
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	—	(426,416)	—	—	(426,416)
Additions to furniture, fixtures and other	—	(4,286)	(376)	—	(4,662)
Proceeds from sale of properties	—	1,334	—	—	1,334
Other investing activities	—	(1,612)	—	—	(1,612)
Intercompany transfers	—	(363)	—	363	—
Cash flows from financing activities:
Proceeds from debt	—	222,000	—	—	222,000
Principal payments on debt	—	(83,859)	—	—	(83,859)
Proceeds from sale of common stock, net of offering costs	—	1	—	—	1
Intercompany transfers	—	—	363	(363)	—
Other financing activities	—	(1,746)	—	—	(1,746)
Change in cash and cash equivalents	—	(16,325)	—	—	(16,325)
Beginning cash and cash equivalents	—	32,774	—	—	32,774
Ending cash and cash equivalents	$—	$16,449	$—	$—	$16,449

	Year Ended December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$—	$231,441	$—	$231,441
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	—	(453,616)	—	(453,616)
Additions to furniture, fixtures and other	—	(853)	—	(853)
Repayment of debt associated with merger, net of cash acquired	—	(53,357)	—	(53,357)
Proceeds from sale of properties	—	(221)	—	(221)
Other investing activities	—	364	—	364
Cash flows from financing activities:
Principal payments on debt	—	(469)	—	(469)
Proceeds from sale of common stock, net of offering costs	—	1	—	1
Other financing activities	—	(4,982)	—	(4,982)
Change in cash and cash equivalents	—	(281,692)	—	(281,692)
Beginning cash and cash equivalents	—	314,466	—	314,466
Ending cash and cash equivalents	$—	$32,774	$—	$32,774

	Year Ended December 31, 2017
	Parent Issuer	Subsidiary Guarantor	Intercompany Eliminations	Consolidated
	(in thousands)
Cash flows from operating activities	$121,480	$510	$—	$121,990
Cash flows from investing activities:
Additions to oil and gas properties, including acquisitions	(239,631)	—	—	(239,631)
Additions to furniture, fixtures and other	(926)	—	—	(926)
Proceeds from sale of properties	99,315	2,530	—	101,845
Other investing activities	(299)	—	—	(299)
Intercompany transfers	3,040	—	(3,040)	—
Cash flows from financing activities:
Proceeds from debt	275,000	—	—	275,000
Principal payments on debt	(322,343)	—	—	(322,343)
Proceeds from sale of common stock, net of offering costs	110,710	—	—	110,710
Intercompany transfers	—	(3,040)	3,040	—
Other financing activities	(7,721)	—	—	(7,721)
Change in cash and cash equivalents	38,625	—	—	38,625
Beginning cash and cash equivalents	275,841	—	—	275,841
Ending cash and cash equivalents	$314,466	$—	$—	$314,466

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data Unless Otherwise Indicated)
(Unaudited)

Oil and Gas Producing Activities

Costs Incurred. Costs incurred in oil and gas property acquisition, exploration and development activities and related depletion per equivalent units-of-production were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per Boe data)
Acquisition costs:
Unproved properties	$2,784	$623,798	$17,875
Proved properties	1,575	108,323	2,458
Exploration costs	113	70	80
Development costs	351,545	491,226	239,236
Asset retirement obligation	3,812	12,759	11,577
Total costs incurred (1)	$359,829	$1,236,176	$271,226
Depletion per Boe of production	$25.62	$22.46	$22.85

(1)	Total costs incurred for the year ended December 31, 2018, includes $722.6 million related to the proved and unproved oil and gas properties and asset retirement obligations acquired in the Merger.

Supplemental Oil and Gas Reserve Information. The reserve information presented below is based on estimates of net proved reserves as of December 31, 2019, 2018 and 2017 that were prepared by internal petroleum engineers in accordance with guidelines established by the SEC and were audited by the Company's independent petroleum engineering firm NSAI in 2019, 2018 and 2017.

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

Analysis of Changes in Proved Reserves. The following table sets forth information regarding the Company's estimated net total proved and proved developed oil and gas reserve quantities:

	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	Equivalent Units (MBoe)
Proved reserves:
Balance at December 31, 2016	31,010	76,203	11,142	54,853
Purchases of oil and gas reserves in place	1,891	7,865	1,244	4,446
Extension, discoveries and other additions	18,125	54,995	8,599	35,890
Revisions of previous estimates	2,990	17,710	2,855	8,797
Sales of reserves	(10,196)	(4,902)	(187)	(11,200)
Production	(4,203)	(8,952)	(1,307)	(7,002)
Balance at December 31, 2017	39,617	142,919	22,346	85,784
Purchases of oil and gas reserves in place	6,891	11,549	2,351	11,167
Extension, discoveries and other additions	31,231	44,712	7,649	46,332
Revisions of previous estimates	(12,417)	(46,024)	(8,425)	(28,513)
Sales of reserves	(16)	(17)	(2)	(21)
Production	(6,330)	(12,864)	(1,697)	(10,171)
Balance at December 31, 2018	58,976	140,275	22,222	104,578
Purchases of oil and gas reserves in place	1,226	2,123	343	1,923
Extension, discoveries and other additions	20,847	51,924	6,623	36,124
Revisions of previous estimates	738	3,923	(3,909)	(2,517)
Sales of reserves	(25)	(330)	(50)	(130)
Production	(7,668)	(16,614)	(2,101)	(12,538)
Balance at December 31, 2019	74,094	181,301	23,128	127,440

Proved developed reserves:
December 31, 2017	17,392	74,527	11,652	41,465
December 31, 2018	24,468	84,022	12,910	51,382
December 31, 2019	25,651	89,356	11,243	51,787
Proved undeveloped reserves:
December 31, 2017	22,225	68,392	10,694	44,318
December 31, 2018	34,508	56,253	9,312	53,197
December 31, 2019	48,443	91,945	11,885	75,653

At December 31, 2019, the Company's proved reserves increased as a result of extensions, discoveries and other additions in the amount of 36.1 MMBoe and from the purchase of oil and gas reserves in place of 1.9 MMboe. The increase in proved reserves was offset by revisions of previous estimates of 2.5 MMboe primarily as a result of lower NGL yields. In addition, proved reserves declined 12.5 MMboe due to 2019 production.

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

The analysis of changes in proved reserves outlined above includes both proved developed and proved undeveloped reserve quantities. The following table illustrates the change in the Company's proved undeveloped reserves:

	As of December 31,
Proved Undeveloped Reserves:	2019	2018	2017
	(MMBoe)
Beginning balance	53.2	44.3	18.5
Additions from drilling program (1)(2)	32.2	41.3	31.7
Acquisitions	1.9	5.2	—
Engineering revisions (3)	0.8	(6.7)	10.8
Price revisions	(0.4)	0.2	0.2
Converted to proved developed	(12.1)	(21.1)	(13.0)
Sold/ expired/ other (4)	—	(10.0)	(3.9)
Total proved undeveloped reserves (5)	75.6	53.2	44.3

(1)
The increase in proved undeveloped reserves for the year ended December 31, 2019 was related to the expansion of our drilling program in the Hereford field and a successful extension test in our Northeast Wattenberg field.

(2)
The increase in proved undeveloped reserves for the year ended December 31, 2018 was primarily related to the addition of the Hereford field as a result of the Merger with Fifth Creek. The upward revisions include 41.0 MMboe related to the Hereford field that were added to the proved undeveloped reserve category as these locations are included in our near-term development plans.

(3)
Negative engineering revisions for the year ended December 31, 2018 of 6.7 MMBOE are composed of 2.9 MMBoe at Hereford due to results from nine drilled but not completed ("DUC") wells acquired in the Merger which were testing tighter well spacing, and two of which experienced mechanical issues, and 3.8 MMBoe at Northeast Wattenberg due to well under performance in a new development.

(4)
For the year ended December 31, 2018, 10.0 MMboe of proved undeveloped reserves in our Northeast Wattenberg field were removed due to the Merger as a result of focusing our drilling plans to target the higher return locations in the Hereford field.

(5)
Our proved undeveloped locations as of December 31, 2019 represent approximately 7 rig-years of drilling inventory which we currently plan to develop over the next 2 to 3 years. This proved undeveloped inventory represents a conservative investment decision to drill these locations within the five-year development window allowed at the time the applicable proved undeveloped reserve is booked and is only a small portion of our large resource base, much of which meets the engineering definition for proved undeveloped reserves. However, the timing of such drilling is subject to change based on a number of factors, many of which are unpredictable and beyond our control, such as changes in commodity prices, anticipated cash flows and projected rate of return, access to capital, new opportunities with better returns on investment that were not known at the time of the reserve report, asset acquisitions and/or sales and actions or inactions of other co-owners or industry operators. As such, the relative proportion of total proved undeveloped locations that we develop may not necessarily be uniform from year to year, but could vary by year based upon the foregoing factors. We attempt to maximize the rate of return on capital deployed, which requires that we continually review all investment options available. As a result, at times we may delay or remove the drilling of certain projects, including scheduled proved undeveloped locations, in favor of projects with more attractive rates of return, leading us to deviate from our original development plan.

Standardized Measure. Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is important for a proper understanding and assessment of the data presented.

For the years ended December 31, 2019, 2018 and 2017, future cash inflows are calculated by applying the 12-month average pricing (as is required by the rules of the SEC) of oil and gas relating to the Company's proved reserves to the year-end quantities of those reserves. For the year ended December 31, 2019, calculations were made using adjusted average prices of $52.01 per Bbl for oil, $17.84 per Bbl for NGLs and $0.60 per MMBtu for gas, as compared to the average benchmark prices of $55.85 per Bbl for oil, a percentage of the benchmark oil price per Bbl for NGLs and $2.58 per Mcf for gas. For the year ended December 31, 2018, calculations were made using adjusted average prices of $62.99 per Bbl for oil, $25.01 per Bbl for NGLs and $1.23 per MMBtu for gas, as compared to the average benchmark prices of $65.56 per Bbl for oil, $32.71 per Bbl for NGLs and $3.10 per Mcf for gas. For the year ended December 31, 2017, calculations were made using adjusted average prices of $48.87 per Bbl for oil, $17.21 per Bbl for NGLs and $2.29 per MMBtu for gas, as compared to the average benchmark prices of $51.34 per Bbl for oil, $27.40 per Bbl for NGLs and $2.98 per Mcf for gas. The differences between the average benchmark prices and the adjusted average prices used in the calculation of the standardized measure are attributable to adjustments made for transportation, quality and basis differentials. The Company also records an overhead charge against its future cash flows.

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

The following table presents the standardized measure of discounted future net cash flows related to proved oil, gas and NGL reserves:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Future cash inflows	$4,375,428	$4,442,618	$2,647,413
Future production costs	(1,313,032)	(1,178,350)	(718,752)
Future development costs	(1,219,452)	(877,752)	(431,723)
Future income taxes	(78,426)	(229,405)	—
Future net cash flows	1,764,518	2,157,111	1,496,938
10% annual discount	(790,648)	(881,110)	(667,627)
Standardized measure of discounted future net cash flows	$973,870	$1,276,001	$829,311

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

The present value (at a 10% annual discount) of future net cash flows from the Company's proved reserves is not necessarily the same as the current market value of its estimated oil, gas and NGL reserves. The Company bases the estimated discounted future net cash flows from its proved reserves on prices and costs in effect on the day of estimate in accordance with the applicable accounting guidance. However, actual future net cash flows from its oil, gas and NGL properties will also be affected by factors such as actual prices the Company receives for oil, gas and NGLs, the amount and timing of actual production, supply of and demand for oil and natural gas and changes in governmental regulations or taxation.

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

A summary of changes in the standardized measure of discounted future net cash flows is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Standardized measure of discounted future net cash flows, beginning of period	$1,276,001	$829,311	$329,309
Sales of oil and gas, net of production costs and taxes	(362,320)	(365,472)	(191,669)
Extensions, discoveries and improved recovery, less related costs	177,002	533,829	346,973
Quantity revisions	(73,427)	(535,618)	112,452
Price revisions	(450,944)	479,129	253,738
Previously estimated development costs incurred during the period	213,841	124,932	138,094
Changes in estimated future development costs	(23,976)	67,645	(118,967)
Accretion of discount	130,346	80,234	31,816
Purchases of reserves in place	15,055	145,010	42,979
Sales of reserves	(984)	—	(107,620)
Changes in production rates (timing) and other	(8,689)	(1,034)	(7,794)
Net changes in future income taxes	81,965	(81,965)	—
Standardized measure of discounted future net cash flows, end of period	$973,870	$1,276,001	$829,311

Quarterly Financial Data

The following is a summary of the unaudited quarterly financial data, including income (loss) before income taxes, net income (loss) and net income (loss) per common share for the years ended December 31, 2019 and 2018.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2019
Total revenues	$101,980	$107,584	$121,281	$121,814
Less: Costs and expenses	109,364	114,701	121,812	127,466
Operating income (loss)	$(7,384)	$(7,117)	$(531)	$(5,652)
Income (loss) before income taxes	(125,940)	(1,800)	15,444	(64,650)
Net income (loss)	(96,229)	(1,910)	11,114	(47,805)
Net income (loss) per common share, basic	(0.46)	(0.01)	0.05	(0.23)
Net income (loss) per common share, diluted	(0.46)	(0.01)	0.05	(0.23)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2018
Total revenues	$80,810	$110,398	$131,126	$130,683
Less: Costs and expenses	73,015	88,626	95,968	114,543
Operating income (loss)	$7,795	$21,772	$35,158	$16,140
Income (loss) before income taxes	(24,937)	(46,906)	(29,360)	224,250
Net income (loss)	(24,937)	(46,906)	(29,360)	222,423
Net income (loss) per common share, basic	(0.20)	(0.22)	(0.14)	1.06
Net income (loss) per common share, diluted	(0.20)	(0.22)	(0.14)	1.06