Form 10-Q
period 2020-09-30
HighPoint Resources Corp
filed 2020-11-09
CIK 1725526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There were 4,305,119 shares of $0.001 par value common stock outstanding on October 30, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2020	December 31, 2019
	(in thousands, except share data)
Assets:
Current Assets:
Cash and cash equivalents	$26,894	$16,449
Accounts receivable, net of allowance	44,076	62,120
Derivative assets	46,989	3,916
Prepayments and other current assets	5,566	3,952
Total current assets	123,525	86,437
Property and equipment - at cost, successful efforts method for oil and gas properties:
Proved oil and gas properties	2,758,484	2,644,129
Unproved oil and gas properties, excluded from amortization	231,883	357,793
Furniture, equipment and other	30,450	29,804
	3,020,817	3,031,726
Accumulated depreciation, depletion, amortization and impairment	(2,259,675)	(967,552)
Total property and equipment, net	761,142	2,064,174
Derivative assets	4,591	—
Other noncurrent assets	12,955	5,441
Total	$902,213	$2,156,052
Liabilities and Stockholders’ Equity (Deficit):
Current Liabilities:
Accounts payable and accrued liabilities	$47,245	$71,638
Amounts payable to oil and gas property owners	33,174	37,922
Production taxes payable	22,239	61,507
Derivative liabilities	—	4,411
Total current liabilities	102,658	175,478
Long-term debt, net of debt issuance costs	760,054	758,911
Asset retirement obligations	24,413	23,491
Deferred income taxes	1,556	97,418
Other noncurrent liabilities	26,147	17,436
Commitments and contingencies (Note 11)
Stockholders’ Equity (Deficit):
Common stock, $0.001 par value; authorized 8,000,000 shares; 4,305,252 and 4,273,391 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively, with 58,956 and 59,369 shares subject to restrictions, respectively (1)	4	4
Additional paid-in capital (1)	1,781,125	1,777,986
Accumulated deficit	(1,793,744)	(694,672)
Treasury stock, at cost: zero shares at September 30, 2020 and December 31, 2019 (1)	—	—
Total stockholders’ equity (deficit)	(12,615)	1,083,318
Total	$902,213	$2,156,052

(1)Amounts and shares have been retroactively adjusted to reflect a 1-for-50 reverse stock split effective October 30, 2020. See Note 12 for additional information.
See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share and per share data)
Operating Revenues:
Oil, gas and NGL production	$67,305	$121,281	$190,171	$330,472
Other operating revenues, net	42	1	42	374
Total operating revenues	67,347	121,282	190,213	330,846
Operating Expenses:
Lease operating expense	5,305	8,385	25,460	30,434
Gathering, transportation and processing expense	5,317	1,611	13,983	5,076
Production tax expense	(1,074)	7,868	(2,133)	20,666
Exploration expense	74	56	126	93
Impairment and abandonment expense	2,813	1,170	1,269,049	2,487
(Gain) loss on sale of properties	18	—	4,797	2,901
Depreciation, depletion and amortization	25,522	84,948	125,355	230,170
Unused commitments	4,985	4,418	13,821	13,239
General and administrative expense	12,891	11,048	35,996	36,109
Merger transaction expense	—	2,078	—	4,492
Other operating expenses, net	(38)	230	(540)	210
Total operating expenses	55,813	121,812	1,485,914	345,877
Operating Income (Loss)	11,534	(530)	(1,295,701)	(15,031)
Other Income and Expense:
Interest and other income (expense)	171	94	235	562
Interest expense	(14,346)	(15,167)	(44,117)	(43,227)
Commodity derivative gain (loss)	(13,746)	31,047	144,649	(54,600)
Total other income and expense	(27,921)	15,974	100,767	(97,265)
Income (Loss) before Income Taxes	(16,387)	15,444	(1,194,934)	(112,296)
(Provision for) Benefit from Income Taxes	582	(4,330)	95,862	25,271
Net Income (Loss)	$(15,805)	$11,114	$(1,099,072)	$(87,025)
Net Income (Loss) Per Common Share, Basic (1)	$(3.72)	$2.64	$(259.52)	$(20.69)
Net Income (Loss) Per Common Share, Diluted (1)	$(3.72)	$2.63	$(259.52)	$(20.69)
Weighted Average Common Shares Outstanding, Basic (1)	4,246,047	4,210,993	4,235,432	4,205,768
Weighted Average Common Shares Outstanding, Diluted (1)	4,246,047	4,218,745	4,235,432	4,205,768

(1)All share and per share information has been retroactively adjusted to reflect a 1-for-50 reverse stock split effective October 30, 2020. See Note 12 for additional information.

See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Operating Activities:
Net Income (Loss)	$(1,099,072)	$(87,025)
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	125,355	230,170
Deferred income taxes	(95,862)	(25,271)
Impairment and abandonment expense	1,269,049	2,487
Commodity derivative (gain) loss	(144,649)	54,600
Settlements of commodity derivatives	92,506	7,731
Stock compensation and other non-cash charges	3,947	9,501
Amortization of deferred financing costs	2,854	1,917
(Gain) loss on sale of properties	4,797	2,901
Change in operating assets and liabilities:
Accounts receivable	8,012	13,488
Prepayments and other assets	(1,609)	(1,109)
Accounts payable, accrued and other liabilities	(5,840)	3,867
Amounts payable to oil and gas property owners	(4,748)	(16,784)
Production taxes payable	(28,012)	(1,079)
Net cash provided by (used in) operating activities	126,728	195,394
Investing Activities:
Additions to oil and gas properties, including acquisitions	(118,281)	(375,976)
Additions of furniture, equipment and other	(855)	(3,958)
Other investing activities	3,602	(66)
Net cash provided by (used in) investing activities	(115,534)	(380,000)
Financing Activities:
Proceeds from debt	120,000	200,000
Principal payments on debt	(120,000)	(26,859)
Other financing activities	(749)	(1,741)
Net cash provided by (used in) financing activities	(749)	171,400
Increase (Decrease) in Cash and Cash Equivalents	10,445	(13,206)
Beginning Cash and Cash Equivalents	16,449	32,774
Ending Cash and Cash Equivalents	$26,894	$19,568

See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(In thousands)

	Three Months Ended September 30, 2020 and 2019
	Common Stock (1)	Additional Paid-In Capital (1)	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at June 30, 2020	$4	$1,780,114	$(1,777,939)	$—	$2,179
Restricted stock activity and shares exchanged for tax withholding	—	—	—	(14)	(14)
Stock-based compensation	—	1,025	—	—	1,025
Retirement of treasury stock	—	(14)	—	14	—
Net income (loss)	—	—	(15,805)	—	(15,805)
Balance at September 30, 2020	$4	$1,781,125	$(1,793,744)	$—	$(12,615)

Balance at June 30, 2019	$4	$1,774,370	$(657,981)	$—	$1,116,393
Restricted stock activity and shares exchanged for tax withholding	—	1	—	(219)	(218)
Stock-based compensation	—	2,274	—	—	2,274
Retirement of treasury stock	—	(219)	—	219	—
Net income (loss)	—	—	11,114	—	11,114
Balance at September 30, 2019	$4	$1,776,426	$(646,867)	$—	$1,129,563

	Nine Months Ended September 30, 2020 and 2019
	Common Stock (1)	Additional Paid-In Capital (1)	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2019	$4	$1,777,986	$(694,672)	$—	$1,083,318
Restricted stock activity and shares exchanged for tax withholding	—	1	—	(668)	(667)
Stock-based compensation	—	3,806	—	—	3,806
Retirement of treasury stock	—	(668)	—	668	—
Net income (loss)	—	—	(1,099,072)	—	(1,099,072)
Balance at September 30, 2020	$4	$1,781,125	$(1,793,744)	$—	$(12,615)

Balance at December 31, 2018	$4	$1,771,936	$(559,842)	$—	$1,212,098
Restricted stock activity and shares exchanged for tax withholding	—	1	—	(1,725)	(1,724)
Stock-based compensation	—	6,214	—	—	6,214
Retirement of treasury stock	—	(1,725)	—	1,725	—
Net income (loss)	—	—	(87,025)	—	(87,025)
Balance at September 30, 2019	$4	$1,776,426	$(646,867)	$—	$1,129,563

(1)Amounts have been retroactively adjusted to reflect a 1-for-50 reverse stock split effective October 30, 2020. See Note 12 for additional information.

See notes to Unaudited Consolidated Financial Statements.

HIGHPOINT RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2020

1. Organization

HighPoint Resources Corporation, a Delaware corporation, together with its wholly-owned subsidiaries (collectively, the “Company” or “HighPoint”), is an independent oil and gas company engaged in the exploration, development and production of oil, natural gas and natural gas liquids (“NGLs”). The Company became the successor to Bill Barrett Corporation (“Bill Barrett”), on March 19, 2018, upon closing of the transactions contemplated by the Agreement and Plan of Merger, dated December 4, 2017 (the “2018 Merger Agreement”), pursuant to which Bill Barrett combined with Fifth Creek Energy Operating Company, LLC (“Fifth Creek”) (the “2018 Merger”). As a result of the 2018 Merger, Bill Barrett became a wholly-owned subsidiary of HighPoint Resources Corporation and subsequently Bill Barrett changed its name to HighPoint Operating Corporation. The Company currently conducts its activities principally in the Denver Julesburg Basin (“DJ Basin”) in Colorado. Except where the context indicates otherwise, references herein to the “Company” with respect to periods prior to the completion of the 2018 Merger refer to Bill Barrett and its subsidiaries.

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

On October 20, 2020, the Company announced a reverse stock split of the Company’s outstanding shares of common stock at a ratio of 1-for-50 and a proportionate reduction of the total number of authorized shares of common stock, which was approved by the stockholders at the Company’s Annual Meeting of Stockholders on April 28, 2020. The reverse stock split became effective on October 30, 2020, and the Company’s common stock was traded on a split-adjusted basis on the New York Stock Exchange (“NYSE”) at the market open on that date. The par value of the common stock was not adjusted as a result of the reverse stock split. All share and per share amounts were retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of the Company’s common stock to additional paid-in capital. See Note 12 for additional information.

Going Concern. The accompanying consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its assessment, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and conditional and unconditional obligations due over the next twelve months.

The Company has been impacted by the decreased demand for oil, natural gas and NGLs caused by the COVID-19 pandemic, along with other recent macro and microeconomic factors, which resulted in a significant decrease in market prices for oil, natural gas and NGLs beginning in March 2020. These events negatively impacted the Company’s ability to continue its development plan, which results in a decrease in future production, and led to a reduction in the Company’s borrowing base and elected commitment amounts under its revolving credit facility (“Credit Facility”).

The Company’s Credit Facility is subject to financial covenants. As of September 30, 2020, the Company is in compliance with all financial covenants under the Credit Facility. However, based on the Company’s forecasted cash flow analysis for the twelve month period subsequent to the date of this filing, which reflects its expectations of future market pricing, current open commodity hedge contracts, anticipated production volumes and estimates of operating, investing and financial cash flows, it is probable the Company will breach a financial covenant under the Company’s Credit Facility in the second quarter of 2021. Violation of any covenant under the Credit Facility provides the lenders with the option to accelerate the maturity of the Credit Facility, which carries a balance of $140.0 million as of September 30, 2020. This would, in turn, result in cross-default under the indentures to the Company’s senior notes, accelerating the maturity of the senior notes, which have a principal balance outstanding of $625.0 million as of September 30, 2020. Further, if the Company’s independent auditor includes an explanatory paragraph regarding the Company’s ability to continue as a “going concern” in its report on the Company’s financial statements for the year ending December 31, 2020, this would accelerate a default under the Company’s Credit Facility to the first quarter of 2021 at the time the Company’s financial statements for the year ending December 31, 2020 are filed and, in turn, result in cross-default under the indentures to the senior notes at that time as well. The Company does not have sufficient cash on hand or available liquidity that can be utilized to repay the outstanding debt in the event of default. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, the Company has taken various steps to preserve its liquidity including (1) deferring drilling and completion activity starting in May 2020 for the foreseeable future, (2) continuing to focus on reducing its operating and overhead costs, and (3) continuing to manage its hedge portfolio. The Company could remain in compliance with the financial covenant if it (1) negotiates a waiver of the covenant with the lenders, (2) negotiates more flexible financial covenants, or (3) refinances the Credit Facility or senior notes. However, the availability of capital funding that would allow the Company to refinance the debt on terms acceptable to the Company has substantially diminished. In addition, the Company has engaged advisors to assist with the evaluation of a range of strategic alternatives and is engaged in discussions with its lenders and bondholders regarding a potential comprehensive restructuring of the Company’s indebtedness. However, these plans have not been finalized, are subject to market conditions, are not within the Company’s control, and therefore cannot be deemed probable of being implemented. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Accounts Receivable. Accounts receivable is comprised of the following:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Oil, gas and NGL sales	$31,743	$50,171
Due from joint interest owners (1)	10,596	9,551
Other	2,459	2,419
Allowance for doubtful accounts	(722)	(21)
Total accounts receivable	$44,076	$62,120

(1)Includes $6.3 million of current accounts receivable associated with one joint interest partner. An additional $10.0 million due from this joint interest partner has been reclassed to long term and included in other noncurrent assets on the Unaudited

Consolidated Balance Sheet. The Company will net the outstanding amounts against certain revenues payable to this joint interest partner.

Oil and Gas Properties. The following table sets forth the net capitalized costs and associated accumulated DD&A and non-cash impairments relating to the Company’s oil, natural gas and NGL producing activities:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Proved properties	$720,735	$725,964
Wells and related equipment and facilities	1,919,297	1,805,136
Support equipment and facilities	105,965	99,540
Materials and supplies	12,487	13,489
Total proved oil and gas properties	$2,758,484	$2,644,129
Unproved properties	179,492	265,387
Wells and facilities in progress	52,391	92,406
Total unproved oil and gas properties, excluded from amortization	$231,883	$357,793
Accumulated depreciation, depletion, amortization and impairment	(2,248,522)	(958,475)
Total oil and gas properties, net	$741,845	$2,043,447

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

In early 2020, global health care systems and economies began to experience strain from the spread of COVID-19, a highly transmissible and pathogenic coronavirus (the “COVID-19 pandemic”). As the virus spread, global economic activity began to slow and future economic activity was forecast to slow with a resulting decline in oil demand. In response, the Organization of Petroleum Exporting Countries (“OPEC”), along with non-OPEC oil-producing countries (collectively known as “OPEC+”), initiated discussions to lower production to support energy prices. With OPEC+ unable to agree on cuts, crude oil prices declined to an average of $30.45 per barrel for the month of March 2020, compared to an average of $59.80 per barrel for the month of December 2019. These events led to a decline in the recoverability of the carrying value of the Company’s oil and gas properties during the three months ended March 31, 2020. Since the carrying amount of the oil and gas properties was no longer recoverable, the Company impaired the carrying value to fair value. Therefore, the Company recognized non-cash impairment charges during the three months ended March 31, 2020 of $1.3 billion, which were included within impairment and abandonment expense in the Unaudited Consolidated Statements of Operations.

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

The Company’s impairment and abandonment expense for the three and nine months ended September 30, 2020 and 2019 is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Impairment of proved oil and gas properties (1)	$—	$—	$1,188,566	$—
Impairment of unproved oil and gas properties (1)(2)	2,537	—	78,835	—
Abandonment expense	276	1,170	1,648	2,487
Total impairment and abandonment expense	$2,813	$1,170	$1,269,049	$2,487

(1)Due to a decline in the recoverability of the carrying value of the Company’s oil and gas properties during the nine months ended September 30, 2020, the Company recognized non-cash impairment charges of $1.2 billion associated with proved oil and gas properties and $76.3 million associated with unproved oil and gas properties.
(2)As a result of the Company’s continuous review of its acreage position and future drilling plans, the Company recognized $2.5 million of non-cash impairment associated with unproved oil and gas properties during the three months ended September 30, 2020 associated with certain leases that will expire subsequent to the balance sheet date that the Company does not plan to renew.

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities are comprised of the following:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Accrued drilling, completion and facility costs	$6,700	$25,667
Accrued lease operating, gathering, transportation and processing expenses	6,113	8,046
Accrued general and administrative expenses	7,985	6,612
Accrued interest payable	18,739	6,832
Trade payables	3,366	17,488
Operating lease liability	1,955	1,287
Other	2,387	5,706
Total accounts payable and accrued liabilities	$47,245	$71,638

Environmental Liabilities. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Environmental liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Under Wyoming law, the Company is exposed to potential obligations for plugging and abandoning wells, and associated reclamation, for assets that were sold to other industry parties in prior years. When such third parties are unable to fulfill their contractual obligations to the Company as provided for in purchase and sale agreements, landowners, as well as the Bureau of Land Management, may demand that the Company perform such activities. As of September 30, 2020, the Company has completed the plugging and abandonment operations identified through such demands.

Revenue Recognition. All of the Company’s sales of oil, gas and NGLs are made under contracts with customers, whereby revenues are recognized when the Company satisfies its performance obligations and the customer obtains control of the product. Performance obligations under the Company’s contracts with customers are typically satisfied at a point-in-time through monthly delivery of oil, gas and/or NGLs. Accordingly, at the end of the reporting period, the Company does not have any unsatisfied performance obligations. The Company’s contracts with customers typically include variable consideration based on monthly pricing tied to local indices and volumes delivered in the current month. The nature of the Company’s contracts with customers does not require the Company to constrain variable consideration for accounting purposes. As of September 30, 2020, the Company had open contracts with customers with terms of 1 month to 18 years, as well as evergreen contracts that renew on a periodic basis if not canceled by the Company or the customer. The Company’s contracts with customers typically require payment within one month of delivery.

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

Gas imbalances from the sale of natural gas are recorded on the basis of gas actually sold by the Company. If the Company’s aggregate sales volumes for a well are greater (or less) than its proportionate share of production from the well, a liability (or receivable) is established to the extent there are insufficient proved reserves available to make-up the overproduced (or under produced) imbalance. Imbalances were not significant in the periods presented.

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

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more-likely-than-not recognition threshold are recognized. The Company does not have any uncertain tax positions recorded as of September 30, 2020.

Comprehensive Income. The Company has no elements of other comprehensive income, therefore, the Company’s net income (loss) on the Unaudited Consolidated Statements of Operations represents comprehensive income.

Earnings/Loss Per Share. Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding and other dilutive securities. Potentially dilutive securities for the diluted net income per common share calculations consist of nonvested shares of common stock. The diluted net income per common share excludes the anti-dilutive effect of 62,142 nonvested shares of common stock, retroactively adjusted to reflect a 1-for-50 reverse stock split, for the three months ended September 30, 2019. The Company was in a net loss position for the three and nine months ended September 30, 2020 and the nine months ended September 30, 2019; therefore, all potentially dilutive securities were anti-dilutive.

The following table sets forth the calculation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Net income (loss)	$(15,805)	$11,114	$(1,099,072)	$(87,025)
Basic weighted-average common shares outstanding in period (1)	4,246	4,211	4,235	4,206
Add dilutive effects of stock options and nonvested equity shares of common stock (1)	—	8	—	—
Diluted weighted-average common shares outstanding in period (1)	4,246	4,219	4,235	4,206
Basic net income (loss) per common share (1)	$(3.72)	$2.64	$(259.52)	$(20.69)
Diluted net income (loss) per common share (1)	$(3.72)	$2.63	$(259.52)	$(20.69)

(1)All share and per share information has been retroactively adjusted to reflect a 1-for-50 reverse stock split effective October 30, 2020. See Note 12 for additional information.

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

3. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash paid for interest	$29,357	$29,168
Cash paid for income taxes	—	—
Cash paid for amounts included in the measurements of lease liabilities:
Cash paid for operating leases	1,555	970
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations
Operating leases (1)(2)	853	14,955
Non-cash investing and financing activities:
Accounts payable and accrued liabilities - oil and gas properties	5,907	44,970
Change in asset retirement obligations, net of disposals	(486)	(5,443)
Retirement of treasury stock	(668)	(1,725)
Properties exchanged in non-cash transactions	4,753	4,561

(1)Excludes the reclassifications of lease incentives and deferred rent balances.
(2)The nine months ended September 30, 2019 included $14.0 million of right-of-use assets established with the adoption of ASC 842, Leases, effective January 1, 2019.

4. Long-Term Debt

The Company’s outstanding debt is summarized below:

		As of September 30, 2020			As of December 31, 2019
	Maturity Date	Principal	Debt Issuance Costs	Carrying Amount	Principal	Debt Issuance Costs	Carrying Amount
		(in thousands)
Credit Facility (1)	September 14, 2023	$140,000	$—	$140,000	$140,000	$—	$140,000
7.0% Senior Notes	October 15, 2022	350,000	(1,744)	348,256	350,000	(2,372)	347,628
8.75% Senior Notes	June 15, 2025	275,000	(3,202)	271,798	275,000	(3,717)	271,283
Total Long-Term Debt		$765,000	$(4,946)	$760,054	$765,000	$(6,089)	$758,911

(1)The maturity date of the Credit Facility could be accelerated to July 16, 2022. See discussion below.

Credit Facility

On May 21, 2020, the Company’s Credit Facility was amended, which decreased the aggregate elected commitment amount and the borrowing base from $500.0 million to $300.0 million, increased the applicable margins for interest and commitment fee rates and added provisions requiring the availability under the Credit Facility to be at least $50.0 million and the Company’s weekly cash balance (subject to certain exceptions) to not exceed $35.0 million. The Company had $140.0 million outstanding under the Credit Facility as of both September 30, 2020 and December 31, 2019. The Company’s available borrowing capacity under the Credit Facility as of September 30, 2020 was $87.7 million, after taking into account the $50.0 million minimum availability requirement and $22.3 million of outstanding irrevocable letters of credit, which were issued as credit support for future payments under contractual obligations. While the stated maturity date in the Credit Facility is September 14, 2023, the maturity date is accelerated if the Company has more than $100.0 million of “Permitted Debt” or “Permitted Refinancing Debt” (as those terms are defined in the Credit Facility) that matures prior to December 14, 2023. If that is the case, the accelerated maturity date is 91 days prior to the earliest maturity of such Permitted Debt or Permitted Refinancing Debt. Because the Company’s 7.0% Senior Notes will mature on October 15, 2022, the aggregate amount of those notes exceeds $100.0 million and the notes represent “Permitted Debt”, the maturity date specified in the Credit Facility is accelerated to the date that is 91 days prior to the maturity date of those notes, or July 16, 2022.

On November 2, 2020, as part of the Company’s regular semi-annual redetermination, the Credit Facility was amended, which, among other things, reduced the Company’s aggregate elected commitment amount to $185.0 million, reduced the borrowing base to $200.0 million and removed the provisions requiring availability under the Credit Facility to be at least $50.0 million. In addition, provisions were amended to disallow the Company from incurring any additional indebtedness.

As of May 21, 2020, interest rates on outstanding loans under the Credit Facility are either adjusted LIBOR plus applicable margins of 2.5% to 3.5% or an alternate base rate, which is generally the prime rate, plus applicable margins of 1.5% to 2.5%, and the unused commitment fee is 0.5%. The applicable margins and the unused commitment fee rate are determined based on borrowing base utilization. The weighted average annual interest rate incurred on the Credit Facility was 3.3% and 4.1% for the three months ended September 30, 2020 and 2019, respectively, and 3.2% and 4.1% for the nine months ended September 30, 2020 and 2019, respectively.

The borrowing base under the Credit Facility is determined at the discretion of the lenders and is subject to regular redetermination in April and October of each year, as well as following any property sales. The lenders can also request an interim redetermination during each six month period. The borrowing base is computed based on proved oil, natural gas and NGL reserves that have been mortgaged to the lenders, hedge positions and estimated future cash flows from the reserves calculated using future commodity pricing provided by the lenders, as well as any other outstanding debt.

The Company has financial covenants associated with its Credit Facility that are measured each fiscal quarter. The Company is currently in compliance with all financial covenants and has complied with all financial covenants since issuance. However, as discussed in the “Going Concern” section in Note 2, based on the Company’s financial projections for the twelve month period following the issuance date of these interim consolidated financial statements, it is probable the Company will breach a financial covenant in the Company’s Credit Facility in the second quarter of 2021. If this breach were to occur and the Company does not receive a waiver from the lenders, all of the amount borrowed under the Credit Facility will become due, and cross-defaults will occur under the indentures to the Company’s senior notes. Further, if the Company’s independent auditor includes an explanatory paragraph regarding the Company’s ability to continue as a “going concern” in its report on our financial statements for the year ending December 31, 2020, this would accelerate a default under the Company’s Credit Facility to the first quarter of 2021 at the time the Company’s financial statements for the year ending December 31, 2020 are filed and, in turn, result in cross-default under the indentures to the senior notes at that time as well. The Company does not have sufficient cash on hand or available liquidity that can be utilized to repay the outstanding debt in the event of default.

Senior Notes

The issuer of the 7.0% Senior Notes and the 8.75% Senior Notes is HighPoint Operating Corporation (f/k/a Bill Barrett), or Subsidiary Issuer. Pursuant to supplemental indentures entered into in connection with the 2018 Merger, HighPoint Resources Corporation, or the Parent Guarantor, became a guarantor of the 7.0% Senior Notes and the 8.75% Senior Notes in March 2018. In addition, Fifth Pocket Production, LLC, or the Subsidiary Guarantor, became a subsidiary of the Subsidiary Issuer on August 1, 2019 and also guarantees the 7.0% Senior Notes and the 8.75% Senior Notes. The Parent Guarantor and the Subsidiary Guarantor, on a joint and several basis, fully and unconditionally guarantee the debt securities of the Subsidiary Issuer. The Company has no additional subsidiaries or non-guarantor subsidiaries. All covenants in the indentures governing the notes limit the activities of the Subsidiary Issuer and the Subsidiary Guarantor, including limitations on the ability to pay dividends, incur additional indebtedness, make restricted payments, create liens, sell assets or make loans to the Parent Guarantor, but in most cases the covenants in the indentures are not applicable to the Parent Guarantor. HighPoint Operating Corporation is currently in compliance with all covenants and has complied with all covenants since issuance.

Nothing in the indentures governing the 7.0% Senior Notes or the 8.75% Senior Notes prohibits the Company from repurchasing any of the notes from time to time at any price in open market purchases, negotiated transactions or by tender offer or otherwise without any notice to or consent of the holders. However, the Credit Facility restricts the Company’s ability to repurchase the notes in open market purchases.

5. Asset Retirement Obligations

A reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2020 is as follows (in thousands):

As of December 31, 2019	$25,709
Liabilities incurred	519
Liabilities settled	(1,252)
Disposition of properties	(143)
Accretion expense	1,326
Revisions to estimate	390
As of September 30, 2020	$26,549
Less: Current asset retirement obligations	2,136
Long-term asset retirement obligations	$24,413

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of September 30, 2020
Financial Assets
Deferred compensation plan	$1,220	$—	$—	$1,220
Commodity derivatives	—	58,048	—	58,048
Financial Liabilities
Commodity derivatives	—	7,069	—	7,069
As of December 31, 2019
Financial Assets
Deferred compensation plan	$2,033	$—	$—	$2,033
Commodity derivatives	—	8,890	—	8,890
Financial Liabilities
Commodity derivatives	—	10,056	—	10,056

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

No properties were measured at fair value during the three months ended June 30, 2020 or September 30, 2020.

Additional Fair Value Disclosures

Long-term Debt – Long-term debt is not presented at fair value on the Unaudited Consolidated Balance Sheets, as it is recorded at carrying value, net of unamortized debt issuance costs. The estimated fair value of the 7.0% Senior Notes was approximately $85.3 million and $335.0 million as of September 30, 2020 and December 31, 2019, respectively. The estimated fair value of the 8.75% Senior Notes was approximately $68.1 million and $251.2 million as of September 30, 2020 and December 31, 2019, respectively. The fair values of the Company’s fixed rate Senior Notes are based on active market quotes, which represent Level 1 inputs.

There is no active, public market for the Credit Facility. The recorded value of the Credit Facility is not materially different from its fair value due to its floating rate structure based on the LIBOR spread, secured interest, and the Company’s borrowing base utilization. The Credit Facility had a balance of $140.0 million as of both September 30, 2020 and December 31, 2019. The fair value measurements for the Credit Facility represent Level 2 inputs.

7. Derivative Instruments

The Company uses financial derivative instruments as part of its price risk management program to achieve a more predictable cash flow from its production revenues by reducing its exposure to commodity price fluctuations. The Company has entered into financial commodity swap, swaption and cashless collar contracts related to the sale of a portion of the Company’s production. A swap allows the Company to receive a fixed price for its production and pay a variable market price to the counterparty. A swaption allows the counterparty, on a specific date, to extend an existing fixed-price swap for a certain period of time or to increase the notional volumes of an existing fixed-price swap. A cashless collar establishes a floor and a ceiling price, which allows the Company to receive the difference between the floor price and the variable market price if the variable market price is below the floor price. However, the Company will pay the difference between the ceiling price and the variable market price if the variable market price is above the ceiling. No amounts are paid or received if the variable market price is between the floor and ceiling prices. The Company has also entered into crude oil swaps to fix the differential in pricing between the NYMEX WTI calendar month average and the physical crude delivery month price (“oil roll swaps”). The Company does not enter into derivative instruments for speculative or trading purposes.

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

	As of September 30, 2020
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$50,632	$(3,643)	$46,989
Derivative assets (noncurrent)	7,416	(2,825)	4,591
Total derivative assets	$58,048	$(6,468)	$51,580

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Liabilities Presented in the Balance Sheet
	(in thousands)
Accounts payable and accrued liabilities	$(3,643)	$3,643	$—
Other noncurrent liabilities	(3,426)	2,825	(601)
Total derivative liabilities	$(7,069)	$6,468	$(601)

	As of December 31, 2019
Balance Sheet	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets Presented in the Balance Sheet
	(in thousands)
Derivative assets (current)	$8,477	$(4,561)	$3,916
Derivative assets (noncurrent)	413	(413)	—
Total derivative assets	$8,890	$(4,974)	$3,916

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Liabilities Presented in the Balance Sheet
	(in thousands)
Accounts payable and accrued liabilities	$(8,972)	$4,561	$(4,411)
Other noncurrent liabilities	(1,084)	413	(671)
Total derivative liabilities	$(10,056)	$4,974	$(5,082)

(1)Asset and liability balances with the same counterparty are presented as a net asset or liability on the Unaudited Consolidated Balance Sheets.

As of September 30, 2020, the Company had swap and swaption contracts in place to hedge the following volumes for the periods indicated:

	October – December 2020		For the year 2021		For the year 2022
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Swaps
Oil (Bbls)	1,311,000	$56.29	3,098,000	$54.30	—	$—
Natural Gas (MMbtu)	1,840,000	$1.83	5,790,000	$2.13	3,650,000	$2.13
Oil Roll Swaps (1)
Oil (Bbls)	138,000	$(1.47)	182,500	$(0.25)	—	$—
Swaptions
Oil (Bbls)	—	$—	—	$—	1,092,000	$55.08

(1)These contracts establish a fixed amount for the differential between the NYMEX WTI calendar month average and the physical crude oil delivery month price. The weighted average differential represents the amount of reduction to NYMEX WTI prices for the notional volumes covered by the swap contracts.

As of September 30, 2020, the Company had cashless collars in place to hedge the following volumes for the periods indicated:

	October – December 2020			For the year 2021
	Derivative Volumes	Weighted Average Floor	Weighted Average Ceiling	Derivative Volumes	Weighted Average Floor	Weighted Average Ceiling
Cashless Collars
Natural Gas (MMbtu)	920,000	$2.00	$2.70	1,800,000	$2.00	$4.25

The Company’s derivative financial instruments are generally executed with major financial or commodities trading institutions. The instruments expose the Company to market and credit risks and may, at times, be concentrated with certain counterparties or groups of counterparties. The Company had derivatives in place with eight different counterparties as of September 30, 2020. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk in the event of non-performance by the counterparties are substantially smaller. The creditworthiness of counterparties is subject to continual review by management, and the Company believes all of these institutions currently are acceptable credit risks. Full performance is anticipated, and the Company has no past due receivables from any of its counterparties.

It is the Company’s policy to enter into derivative contracts with counterparties that are lenders in the Credit Facility, affiliates of lenders in the Credit Facility or potential lenders in the Credit Facility. The Company’s derivative contracts are documented using an industry standard contract known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. (“ISDA”) Master Agreement or other contracts. Typical terms for these contracts include credit support requirements, cross default provisions, termination events and set-off provisions. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the properties securing the Credit Facility. The Company has set-off provisions in its derivative contracts with lenders under its Credit Facility which, in the event of a counterparty default, allow the Company to set-off amounts owed to the defaulting counterparty under the Credit Facility or other obligations against monies owed to the Company under derivative contracts. Where the counterparty is not a lender under the Company’s Credit Facility, the Company may not be able to set-off amounts owed by the Company under the Credit Facility, even if such counterparty is an affiliate of a lender under such facility. The Company does not have any derivative balances that are offset by cash collateral.

8. Income Taxes

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return in accordance with the FASB’s rules on income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. During the three and nine months ended September 30, 2020 and 2019, the Company had no uncertain tax positions.

The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. The Company did not record any accrued interest or penalties associated with unrecognized tax benefits during the three and nine months ended September 30, 2020 and 2019.

Income tax benefit for the three and nine months ended September 30, 2020 and 2019 differs from the amounts that would be provided by applying the U.S. statutory income tax rates to pretax income or loss principally due to stock-based compensation, political lobbying expense, political contributions, nondeductible officer compensation, state income taxes, and for 2020, the effect of deferred tax asset valuation allowances. For the three and nine months ended September 30, 2020, the Company recognized $0.6 million and $95.9 million of income tax benefit, respectively. For the three and nine months ended September 30, 2019, the Company recognized $4.3 million of income tax expense and $25.3 million of income tax benefit, respectively. The Company considers all available evidence (both positive and negative) to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. For the three and nine months ended September 30, 2020, the Company determined that there would not be sufficient future taxable income to use existing deferred tax assets and has recorded a valuation allowance against the existing net deferred tax assets. For the nine months ended September 30, 2020, the Company has recorded a deferred tax liability of $1.6 million for projected taxable income in future periods in which only 80% of taxable income can be offset by net operating losses. The Company continues to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized prior to their expiration.

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

The following table presents the long-term equity and cash incentive compensation related to awards for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Nonvested common stock (1)	$996	$1,992	$3,296	$5,321
Nonvested common stock units (1)	30	283	512	895
Nonvested performance cash units (2)(3)	(55)	(130)	(831)	947
Total	$971	$2,145	$2,977	$7,163

(1)Unrecognized compensation expense as of September 30, 2020 was $4.0 million, which related to grants of nonvested shares of common stock that are expected to be recognized over a weighted-average period of 1.6 years.
(2)The nonvested performance-based cash units are accounted for as liability awards with $0.3 million and $1.2 million in other noncurrent liabilities as of September 30, 2020 and December 31, 2019, respectively, in the Unaudited Consolidated Balance Sheets.
(3)Liability awards are fair valued at each reporting date. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

Nonvested Equity and Cash Awards. The following tables present the equity and cash awards granted pursuant to the Company’s various stock compensation plans. A summary of the Company’s nonvested common stock awards for the three and nine months ended September 30, 2020 and 2019 is presented below:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
Nonvested Common Stock Awards	Shares (1)	Weighted Average Grant Date Fair Value (1)	Shares (1)	Weighted Average Grant Date Fair Value (1)
Outstanding at July 1,	63,374	$103.45	68,122	$194.11
Granted	—	—	120	62.50
Vested	(2,384)	208.62	(7,120)	209.45
Forfeited or expired	(2,034)	61.09	(1,462)	239.81
Outstanding at September 30,	58,956	100.60	59,660	190.90

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
Nonvested Common Stock Awards	Shares (1)	Weighted Average Grant Date Fair Value (1)	Shares (1)	Weighted Average Grant Date Fair Value (1)
Outstanding at January 1,	59,369	$190.74	58,243	$263.50
Granted	40,572	57.00	36,954	131.95
Vested	(33,754)	212.35	(33,711)	249.29
Forfeited or expired	(7,231)	74.39	(1,826)	241.44
Outstanding at September 30,	58,956	100.60	59,660	190.90
(1)All share and per share information has been retroactively adjusted to reflect a 1-for-50 reverse stock split effective October 30, 2020. See Note 12 for additional information.

A summary of the Company’s nonvested common stock unit awards for the three and nine months ended September 30, 2020 and 2019 is presented below:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
Nonvested Common Stock Unit Awards	Units (1)	Weighted Average Grant Date Fair Value (1)	Units (1)	Weighted Average Grant Date Fair Value (1)
Outstanding at July 1,	12,185	$86.22	15,922	$163.61
Outstanding at September 30,	12,185	86.22	15,922	163.61

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
Nonvested Common Stock Unit Awards	Units (1)	Weighted Average Grant Date Fair Value (1)	Units (1)	Weighted Average Grant Date Fair Value (1)
Outstanding at January 1,	15,922	$163.61	6,224	$362.97
Granted	10,618	13.48	12,862	93.78
Vested	(12,767)	131.38	(3,164)	271.99
Forfeited or expired	(1,588)	12.69	—	—
Outstanding at September 30,	12,185	86.22	15,922	163.61

(1)All unit and per unit information has been retroactively adjusted to reflect a 1-for-50 reverse stock split effective October 30, 2020. See Note 12 for additional information.

A summary of the Company’s nonvested performance-based cash unit awards for the three and nine months ended September 30, 2020 and 2019 is presented below:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
Nonvested Performance-Based Cash Unit Awards	Units (1)	Weighted Average Fair Value (1)	Units (1)	Weighted Average Fair Value (1)
Outstanding at July 1,	108,796		57,372
Forfeited or expired	(7,714)		(5,851)
Outstanding at September 30,	101,082	$11.50	51,521	$79.50

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
Nonvested Performance-Based Cash Unit Awards	Units (1)	Weighted Average Fair Value (1)	Units (1)	Weighted Average Fair Value (1)
Outstanding at January 1,	51,521		18,191
Granted	71,388		40,530
Forfeited or expired	(21,827)		(7,200)
Outstanding at September 30,	101,082	$11.50	51,521	$79.50

(1)All unit and per unit information has been retroactively adjusted to reflect a 1-for-50 reverse stock split effective October 30, 2020. See Note 12 for additional information.

Performance Cash Program

2020 Program. In February 2020, the Compensation Committee of the Board of Directors of the Company approved a performance cash program (the “2020 Program”) granting performance cash units that will settle in cash and are accounted for as liability awards. The performance-based awards contingently vest in February 2023, depending on the level at which the performance goal is achieved. The performance goal, which will be measured over the three-year period ending December 31, 2022, will be the Company’s total shareholder return (“TSR”) based on a matrix measurement of (1) the Company’s absolute performance and (2) the Company’s ranking relative to a defined peer group’s individual TSRs (“Relative TSR”). The Company’s absolute performance is measured against the December 31, 2019 closing share price of $84.50, which has been retroactively adjusted to reflect a 1-for-50 reverse stock split. For the portion of the program based on absolute performance, the payout will be equal to the Company’s absolute TSR up to 100%, which is the maximum payout for this portion. For the portion of the program based on relative performance (i) if the Company’s Relative TSR is less than 30%, the payout is zero and (ii) if the Company’s Relative TSR is 30% or greater, the payout is equal to the Company’s percentile rank up to 100% of the original grant. The Company’s combined absolute performance and Relative TSR have a maximum vest of up to 200% of the original grant.

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

For the three and nine months ended September 30, 2020 and 2019, lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2020	2019	2020	2019
	(in thousands)
Operating lease cost (1)(3)	$531	$576	$1,570	$1,693
Short-term lease cost (2)(3)	367	2,678	3,419	13,064
Variable lease cost (4)	347	154	1,040	154
Total lease cost	$1,245	$3,408	$6,029	$14,911

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

Supplemental balance sheet information related to leases as of September 30, 2020 and December 31, 2019, were as follows:

Operating Leases	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Right-of-use assets (1)	$9,821	$9,287
Accumulated amortization (2)	(1,794)	(1,142)
Total right-of-use assets, net (3)	$8,027	$8,145
Current lease liabilities (4)	(1,955)	(1,287)
Noncurrent lease liabilities (5)	(12,425)	(13,195)
Total lease liabilities (3)	$(14,380)	$(14,482)
Weighted average remaining lease term
Operating leases (in years)	7.0	7.8
Weighted average discount rate
Operating leases	5.6%	5.6%

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
(4)Included in accounts payable and accrued liabilities in the Unaudited Consolidated Balance Sheets.
(5)Included in other noncurrent liabilities in the Unaudited Consolidated Balance Sheets.

Maturities of lease liabilities as of September 30, 2020 and December 31, 2019 were as follows:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
2020	$678	$2,056
2021	2,664	2,355
2022	2,367	2,044
2023	2,130	2,024
2024	2,078	2,078
Thereafter	7,576	7,577
Total	$17,493	$18,134
Less: Interest	(3,113)	(3,652)
Present value of lease liabilities	$14,380	$14,482

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

The Company is party to one firm pipeline transportation contract to provide capacity on an oil pipeline system. The contract requires the Company to pay minimum volume transportation charges through April 2025 regardless of the amount of pipeline capacity utilized by the Company.

The amounts in the table below represent the Company’s future minimum transportation charges:

As of September 30, 2020
(in thousands)
2020	$6,399
2021	19,777
2022	13,064
2023	14,600
2024	14,640
Thereafter	4,799
Total	$73,279

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

As of September 30, 2020
(in thousands)
2020	$544
2021	3,778
Thereafter	—
Total	$4,322

Other Commitments. The Company has one drilling commitment with a joint interest partner that requires the Company to drill and complete two wells by July 2022 and three wells by July 2023. If the drilling commitment is not met, the Company must return the associated leases that are not held by production to the joint interest partner, which cover approximately 13,000 acres. The Company is party to two minimum volume commitments for fresh water. The minimum volume commitments require the Company to purchase a minimum volume of fresh water from a water supplier. The contracts require the Company pay a fee associated with the contracted volumes regardless of the amount delivered. Due to a decline in activity, the Company does not anticipate utilizing the minimum volume for the year 2020 for one of the commitments and, therefore, recognized $0.5 million in unused commitments in the Unaudited Consolidated Statement of Operations during the three and nine months ended September 30, 2020. The Company also has non-cancellable agreements for information technology services. Future minimum annual payments under these agreements are as follows:

As of September 30, 2020
(in thousands)
2020	$579
2021	1,285
2022 (1)	11,485
2023 (1)	16,284
Thereafter	—
Total	$29,633

(1)Includes $10.2 million in 2022 and $15.3 million in 2023 related to the drilling commitment discussed above.

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

Sterling Energy Investments LLC v. HighPoint Operating Corporation, 2020CV32034, District Court in Denver, Colorado. On June 15, 2020, Sterling Energy Investments LLC (“Sterling”) filed a complaint against HighPoint Operating Corporation, a subsidiary of the Company, for breach of contract related to a Gas Purchase Agreement dated effective November 1, 2017, by and between HighPoint Operating Corporation and Sterling. Sterling alleges that HighPoint Operating Corporation breached the contract by failing to use reasonable commercial efforts to deliver to Sterling at Sterling’s receipt points all quantities of gas not otherwise dedicated to other gas purchase agreements. The Company vigorously denies Sterling’s claims. Sterling seeks monetary damages in an amount not yet specified. On July 31, 2020, the Company filed a counterclaim against Sterling for breach of Sterling’s obligations under the Gas Purchase Agreement. The Company is seeking monetary damages in an amount not yet specified.

12. Subsequent Event

Reverse Stock Split. On October 20, 2020, the Company announced a reverse stock split of the Company’s outstanding shares of common stock at a ratio of 1-for-50 and a proportionate reduction of the total number of authorized shares of common stock, which was approved by the stockholders at the Company’s Annual Meeting of Stockholders on April 28, 2020. The reverse stock split became effective on October 30, 2020, and the Company’s common stock was traded on a split-adjusted basis on the NYSE at the market open on that date. The par value of the common stock was not adjusted as a result of the reverse stock split.

The reverse stock split is intended to increase the per share trading price of the Company’s common stock to satisfy the $1.00 minimum closing price requirement for continued listing on the NYSE. As a result of the reverse stock split, every 50 pre-split shares of common stock outstanding were automatically combined into one issued and outstanding share of common stock. The fractional shares that resulted from the reverse stock split were canceled and paid out in cash. The reverse stock split reduced the number of shares of the Company’s outstanding common stock from 215,255,925 shares as of October 30, 2020 to 4,305,119 shares, subject to adjustment of the rounding of fractional shares. The total number of shares of common stock that the Company is authorized to issue was reduced from 400,000,000 to 8,000,000 shares. All share and per share amounts in the consolidated financial statements and notes herein were retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of the Company’s common stock to additional paid-in capital.

Merger. On November 8, 2020, the Company and Bonanza Creek Energy, Inc., a Delaware corporation (“Bonanza Creek”), entered into a definitive merger agreement (“Merger Agreement”) to effectuate the strategic combination of Bonanza Creek and HighPoint. The transaction has been unanimously approved by the board of directors of each company. Under the terms of the Merger Agreement, Bonanza Creek has agreed to commence a registered exchange offer (the “Exchange Offer”). The Exchange Offer will be conditioned on a minimum participation condition of not less than 95% of the aggregate outstanding principal amount of HighPoint senior unsecured notes (the “HighPoint Notes”) and not less than a majority of the outstanding holders of the HighPoint Notes (the “Minimum Participation Condition”).

If the Minimum Participation Condition is not met, HighPoint has agreed to solicit a prepackaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the [District of Delaware] (the “Court,” and such plan, the “Prepackaged Plan”). HighPoint will file voluntary petitions under Chapter 11 with the Court to effectuate the Prepackaged Plan, under which the companies will seek to consummate the merger.

If the Minimum Participation Condition is met, and if certain customary closing conditions are satisfied (including approval by each company’s shareholders, provided that approval of HighPoint shareholders will not be required under the Prepackaged Plan), the companies will effect the Exchange Offer and Bonanza Creek will acquire HighPoint at closing through a merger outside of bankruptcy.

The transactions are expected to close in the first quarter of 2021 under the Exchange Offer or in the second quarter of 2021 under the Prepackaged Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements as to future plans, estimates, beliefs and expected performance of HighPoint Resources Corporation. Forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to:

•any failure to comply with the financial or other covenants under our revolving credit facility (the “Credit Facility”), and the related impact on our ability to continue as a going concern;
•reductions in the borrowing base under our Credit Facility, and the related impact on our ability to continue as a going concern;
•debt and equity market conditions and availability of capital, and the related impact on our ability to continue as a going concern;
•ability to regain compliance with the average market capitalization and stockholders’ equity requirement under the New York Stock Exchange (the “NYSE”) continued listing requirements and avert the delisting of our common stock;
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
•inability to hedge production at favorable prices;
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

In early 2020, global health care systems and economies began to experience strain from the spread of COVID-19, a highly transmissible and pathogenic coronavirus. As the virus spread, global economic activity began to slow and future economic activity was forecast to slow with a resulting decline in oil demand. In response, OPEC+ initiated discussions to lower production to support energy prices. With OPEC+ unable to agree on cuts, crude oil prices declined to an average of $30.45 per barrel for the month of March 2020 and $16.70 per barrel for the month of April 2020 before increasing to an average of $38.31 per barrel for the month of June 2020, compared to $59.80 for the month of December 2019. Crude prices averaged $40.93 per barrel for three months ended September 30, 2020. These declines in prices have adversely affected the economics of our existing wells and planned future development, which led to impairments of both proved and unproved oil and gas properties during the three months ended March 31, 2020.

Aside from the impairment of our proved and unproved oil and gas properties, impacts to our results of operations for the three and nine months ended September 30, 2020 from price declines were mitigated by hedges in place on 96% and 89%, respectively, of our oil production. As of October 30, 2020, we have hedged 1,150,000 barrels of our expected remaining 2020 oil production and 3,098,000 barrels of our expected 2021 oil production, at price levels that provide some economic certainty to our cash flows. In addition, we have hedged 2,760,000 MMbtu of our expected remaining 2020 natural gas production, and 7,590,000 MMbtu and 3,650,000 MMbtu of our expected 2021 and 2022 natural gas production, respectively. As the duration of the COVID-19 pandemic is uncertain, we may be unable to obtain additional hedges at favorable price levels in the near or foreseeable future.

The degree to which the COVID-19 pandemic will adversely impact our future operations and results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration of the spread of the outbreak, its severity, the actions to contain the virus and treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. The substantial decline in oil price has increased the volatility and amplitude of risks we face as described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019. If oil prices do not improve, capital availability, our liquidity and profitability will be adversely affected, particularly after our current hedges are realized in 2020 and 2021. There is uncertainty around the timing of recovery of the global economy from COVID-19 and its effects on the supply and demand for crude oil. Therefore, we expect continued volatility and uncertainty in the outlook for near to medium term oil prices.

We have financial covenants associated with our Credit Facility that are measured each fiscal quarter. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. However, as discussed in the “Going Concern” section in Note 2, based on our financial projections for the twelve month period following the issuance date of these interim consolidated financial statements, it is probable we will breach a financial covenant in our Credit Facility in the second quarter of 2021. If this breach were to occur and we do not receive a waiver from the lenders, all of the amount borrowed under the Credit Facility will become due, and cross-defaults will occur under the indentures to our senior notes. Further, if our independent auditor includes an explanatory paragraph regarding our ability to continue as a “going concern” in its report on our financial statements for the year ending December 31, 2020, this would accelerate a default under our Credit Facility to the first quarter of 2021 at the time our financial statements for the year ending December 31, 2020 are filed and, in turn, result in cross-default under the indentures to the senior notes at that time as well. We do not have sufficient cash on hand or available liquidity that can be utilized to repay the outstanding debt in the event of default. These conditions and events raise substantial doubt about our ability to continue as a going concern.

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

On October 20, 2020, we announced a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-50 and a proportionate reduction of the total number of authorized shares of common stock, which was approved by the stockholders at our Annual Meeting of Stockholders on April 28, 2020. The reverse stock split became effective on October 30, 2020, and our common stock was traded on a split-adjusted basis on the NYSE at the market open on that date. The par value of the common stock was not adjusted as a result of the reverse stock split.

The reverse stock split is intended to increase the per share trading price of our common stock to satisfy the $1.00 minimum closing price requirement for continued listing on the NYSE. As a result of the reverse stock split, every 50 pre-split shares of common stock outstanding were automatically combined into one issued and outstanding share of common stock. The fractional shares that resulted from the reverse stock split were canceled and paid out in cash. The reverse stock split reduced the number of shares of our outstanding common stock from 215,255,925 shares as of October 30, 2020 to 4,305,119 shares, subject to adjustment of the rounding of fractional shares. The total number of shares of common stock that we are authorized to issue was reduced from 400,000,000 to 8,000,000 shares. All share and per share amounts were retroactively adjusted in the consolidated financial statements and notes herein for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of our common stock to additional paid-in capital.

We operate in one industry segment, which is the development and production of crude oil, natural gas and NGLs, and all of our operations are conducted in the Rocky Mountain region of the United States. Consequently, we currently report a single reportable segment.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production	$67,305	$121,281	$(53,976)	(45)%
Other operating revenues	42	1	41	4,100%
Total operating revenues	67,347	121,282	(53,935)	(44)%
Operating Expenses
Lease operating expense	5,305	8,385	(3,080)	(37)%
Gathering, transportation and processing expense	5,317	1,611	3,706	230%
Production tax expense	(1,074)	7,868	(8,942)	*nm
Exploration expense	74	56	18	32%
Impairment and abandonment expense	2,813	1,170	1,643	140%
(Gain) loss on sale of properties	18	—	18	*nm
Depreciation, depletion and amortization	25,522	84,948	(59,426)	(70)%
Unused commitments	4,985	4,418	567	13%
General and administrative expense (1)	12,891	11,048	1,843	17%
Merger transaction expense	—	2,078	(2,078)	(100)%
Other operating expense, net	(38)	230	(268)	*nm
Total operating expenses	$55,813	$121,812	$(65,999)	(54)%
Production Data:
Oil (MBbls)	1,507	2,180	(673)	(31)%
Natural gas (MMcf)	4,254	4,236	18	—%
NGLs (MBbls)	628	513	115	22%
Combined volumes (MBoe)	2,844	3,399	(555)	(16)%
Daily combined volumes (Boe/d)	30,913	36,946	(6,033)	(16)%
Average Realized Prices before Hedging:
Oil (per Bbl)	$36.64	$52.27	$(15.63)	(30)%
Natural gas (per Mcf)	1.36	1.03	0.33	32%
NGLs (per Bbl)	10.04	5.76	4.28	74%
Combined (per Boe)	23.66	35.68	(12.02)	(34)%
Average Realized Prices with Hedging:
Oil (per Bbl)	$51.84	$54.08	$(2.24)	(4)%
Natural gas (per Mcf)	1.39	1.06	0.33	31%
NGLs (per Bbl)	10.04	5.76	4.28	74%
Combined (per Boe)	31.77	36.88	(5.11)	(14)%
Average Costs (per Boe):
Lease operating expense	$1.87	$2.47	$(0.60)	(24)%
Gathering, transportation and processing expense	1.87	0.47	1.40	298%
Production tax expense	(0.38)	2.31	(2.69)	*nm
Depreciation, depletion and amortization	8.97	24.99	(16.02)	(64)%
General and administrative expense (1)	4.53	3.25	1.28	39%

*Not meaningful.

(1)Included in general and administrative expense is long-term cash and equity incentive compensation of $1.0 million (or $0.34 per Boe) and $2.1 million (or $0.63 per Boe) for the three months ended September 30, 2020 and 2019, respectively.

Production Revenues and Volumes. Production revenues decreased to $67.3 million for the three months ended September 30, 2020 from $121.3 million for the three months ended September 30, 2019. The decrease in production revenues was due to a 34% decrease in average realized prices before hedging and a 16% decrease in production volumes. The decrease in average realized prices before hedging decreased production revenues by approximately $40.9 million, while the decrease in production volumes decreased production revenues by approximately $13.1 million. Without further development, we anticipate a decline in production for the remainder of the year.

Lease Operating Expense (“LOE”). LOE was $5.3 million for the three months ended September 30, 2020 and $8.4 million for the three months ended September 30, 2019. LOE decreased to $1.87 per Boe for the three months ended September 30, 2020 from $2.47 per Boe for the three months ended September 30, 2019. We continued to see a decrease in service industry costs during the three months ended September 30, 2020 due to a downturn in the industry. We anticipate an increase in LOE for the remainder of the year due to colder temperatures and potential adverse weather in the winter months.

Gathering, Transportation and Processing Expense (“GTP”). GTP expense increased to $1.87 per Boe for the three months ended September 30, 2020 from $0.47 per Boe for the three months ended September 30, 2019.

Costs incurred to gather, transport and/or process our oil, gas and NGLs prior to the transfer of control to the customer are included in GTP expense. Costs incurred to gather, transport and/or process our oil, gas and NGLs after control has transferred to the customer are considered components of the consideration received from the customer and thus recorded in oil, gas and NGL production revenues. In general, based on specific contract arrangements, costs incurred associated with gas and NGLs in the Hereford Field in the DJ Basin, which was acquired in the 2018 Merger, are included in GTP expense and costs incurred associated with gas and NGLs in the Northeast Wattenberg Field in the DJ Basin are included in production revenues. Costs incurred associated with oil are included in production revenues for both areas. See the “Revenue Recognition” section in Note 2 for additional information.

The increase in GTP per Boe for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to an increase in our Hereford Field based on minimum volume commitments under the existing contractual arrangement, which expires in December 2021.

Production Tax Expense. Total production taxes decreased to a negative $1.1 million for the three months ended September 30, 2020 from $7.9 million for the three months ended September 30, 2019. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production tax expense for the three months ended September 30, 2020 included a reduction of $5.4 million to our estimated 2019 Colorado ad valorem tax that is due in 2021. Excluding the adjustment for the three months ended September 30, 2020, production taxes as a percentage of oil, natural gas and NGL sales were 6.4% and 6.5% for the three months ended September 30, 2020 and September 30, 2019, respectively.

Impairment and Abandonment Expense. We review our oil and natural gas properties for impairment on a quarterly basis or whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We estimate the expected undiscounted future net cash flows of our oil and gas properties using proved and risked probable and possible reserves based on our development plans and best estimate of future production, commodity pricing, reserve risking, gathering and transportation deductions, production tax rates, lease operating expenses and future development costs. We compare such undiscounted future net cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the undiscounted future net cash flows exceed the carrying amount of the oil and gas properties, no impairment is taken. If the carrying amount of a property exceeds the undiscounted future net cash flows, we will impair the carrying value to fair value based on an analysis of quantitative and qualitative factors existing as of the balance sheet date. We do not believe that the undiscounted future net cash flows of our oil and gas properties represent the applicable market value. The factors used to determine fair value may include, but are not limited to, recent sales prices of comparable properties, indications from marketing activities, the present value of future revenues, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the projected cash flows.

Unproved oil and gas properties are assessed periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks, future plans to develop acreage, recent sales prices of comparable properties and other relevant matters. We generally expect impairments of unproved properties to be more likely to occur in periods of low commodity prices because we will be less likely to devote capital to exploration activities.

As a result of our continuous review of our acreage position and future drilling plans, we recognized $2.5 million of non-cash impairment associated with unproved oil and gas properties during the three months ended September 30, 2020 associated with certain leases that will expire subsequent to the balance sheet date that we do not plan to renew. Our impairment, dry hole costs and abandonment expense for the three months ended September 30, 2020 and 2019 is summarized below:

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Impairment of unproved oil and gas properties	$2,537	$—
Abandonment expense	276	1,170
Total impairment, dry hole costs and abandonment expense	$2,813	$1,170

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

Depreciation, Depletion and Amortization (“DD&A”). DD&A decreased to $25.5 million for the three months ended September 30, 2020 compared with $84.9 million for the three months ended September 30, 2019. The decrease of $59.4 million was a result of a 16% decrease in production volumes and a 64% decrease in the DD&A rate for the three months ended September 30, 2020 compared with the three months ended September 30, 2019. The decrease in production accounted for a $13.9 million decrease in DD&A expense, while the decrease in the DD&A rate accounted for a $45.5 million decrease in DD&A expense.

Under successful efforts accounting, depletion expense is calculated on a field-by-field basis based on geologic and reservoir delineation using the unit-of-production method. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the three months ended September 30, 2020, the relationship of capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $8.97 per Boe compared with $24.99 per Boe for the three months ended September 30, 2019. The decrease in the depletion rate of 64% was a result of recognizing a $1.2 billion impairment associated with our proved oil and gas properties during the three months ended March 31, 2020.

Unused Commitments. Unused commitments expense was $5.0 million and $4.4 million for the three months ended September 30, 2020 and September 30, 2019, respectively, primarily related to gas transportation contracts. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay transportation charges regardless of the amount of pipeline capacity utilized. The agreements expire July 31, 2021.

General and Administrative Expense (“G&A”). G&A expense increased to $12.9 million for the three months ended September 30, 2020 from $11.0 million for the three months ended September 30, 2019. G&A expense on a Boe basis increased to $4.53 for the three months ended September 30, 2020 from $3.25 for the three months ended September 30, 2019. The increase in G&A expense for the three months ended September 30, 2020 was a result of incurring legal and advisory fees for advisors to assist with a potential comprehensive restructuring of our indebtedness and an evaluation of a range of strategic alternatives, which resulted in the Merger Agreement discussed in Note 12. In addition to continued higher legal and advisory fees, we anticipate an increase in G&A for the remainder of the year due to officer compensation agreements, which were revised in October 2020.

Included in general and administrative expense is long-term cash and equity incentive compensation of $1.0 million and $2.1 million for the three months ended September 30, 2020 and 2019, respectively. The decrease for the three months ended September 30, 2020 was due to a reduction in overall equity awards granted during the three months ended September 30, 2020. The components of long-term cash and equity incentive compensation for the three months ended September 30, 2020 and 2019 are shown in the following table:

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Nonvested common stock	$996	$1,992
Nonvested common stock units	30	283
Nonvested performance cash units (1)	(55)	(130)
Total	$971	$2,145

(1)The nonvested performance cash units are accounted for as liability awards and will be settled in cash for the performance metrics that are met. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

Merger Transaction Expense. Merger transaction expense was $2.1 million for the three months ended September 30, 2019. Transaction expenses included severance, consulting, advisory, legal and other merger-related fees that were not capitalized as part of the 2018 Merger.

Interest Expense. Interest expense decreased to $14.3 million for the three months ended September 30, 2020 from $15.2 million for the three months ended September 30, 2019. The decrease for the three months ended September 30, 2020 was due to decreased borrowings under the Credit Facility during the three months ended September 30, 2020. See Note 4 for additional information.

Commodity Derivative Gain (Loss). Commodity derivative loss was $13.7 million for the three months ended September 30, 2020 compared with a gain of $31.0 million for the three months ended September 30, 2019. The gain or loss on commodity derivatives is related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of September 30, 2020 and 2019 or during the periods then ended.

The fair value of our open, but not yet settled derivative contracts is based on an income approach using various assumptions, such as quoted forward prices for commodities, risk-free discount rates, volatility factors and time value factors. The mark-to-market fair value of the open commodity derivative contracts will generally be inversely related to the price movement of the underlying commodity. If commodity price trends reverse from period to period, prior unrealized gains may become unrealized losses and vice versa. Higher underlying commodity price volatility will generally lead to higher volatility in our unrealized gains and losses and, by association, the fair value of our commodity derivative contracts. These unrealized gains and losses will impact our net income in the period reported. The mark-to-market fair value can create non-cash volatility in our reported earnings during periods of commodity price volatility. We have experienced such volatility during the three months ended September 30, 2020 due to the COVID-19 pandemic and are likely to experience it in the future. Gains on our derivatives generally indicate lower wellhead revenues in the future while losses indicate higher wellhead revenues in the future.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Realized gain (loss) on derivatives (1)	$23,059	$4,075
Prior year unrealized (gain) loss transferred to realized (gain) loss (1)	691	(20,739)
Unrealized gain (loss) on derivatives (1)	(37,496)	47,711
Total commodity derivative gain (loss)	$(13,746)	$31,047

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

During the three months ended September 30, 2020, approximately 96% of our oil volumes and 41% of our natural gas volumes were subject to financial hedges, which resulted in an increase in oil income of $22.9 million and natural gas income of $0.2 million after settlements. During the three months ended September 30, 2019, approximately 83% of our oil volumes and 15% of our natural gas volumes were subject to financial hedges, which resulted in an increase in oil income of $4.0 million and an increase in natural gas income of $0.1 million after settlements.

The COVID-19 pandemic caused a severe decline in current and estimated future oil and gas prices during the three months ended September 30, 2020. As the duration of the COVID-19 pandemic is uncertain, we may be unable to obtain additional hedges at favorable price levels in the near or foreseeable future.

Income Tax (Expense) Benefit. For the three months ended September 30, 2020 and 2019, income tax expense of $0.6 million and $0.1 million were recognized, respectively. During the three months ended March 31, 2020, we determined that it was more likely than not that we would not be able to realize a portion of our deferred tax assets. This determination was made by considering all available evidence in assessing the need for a valuation allowance. Such evidence included the scheduled reversal of deferred tax assets and liabilities, current and projected future taxable income and tax planning strategies. In making this assessment, judgment is required in considering the relative weight of positive and negative evidence. As a result of the analysis conducted, we recorded a valuation allowance on the net deferred tax asset in excess of deferred tax liabilities. During the three months ended September 30, 2020 additional analysis of the scheduled reversal of deferred tax assets and liabilities resulted in recognizing a benefit of $0.6 million. We continue to consider all available evidence in assessing the need for a valuation allowance on our deferred tax assets.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	($ in thousands, except per unit data)
Operating Results:
Operating Revenues
Oil, gas and NGL production	$190,171	$330,472	$(140,301)	(42)%
Other operating revenues	42	374	(332)	(89)%
Total operating revenues	190,213	330,846	(140,633)	(43)%
Operating Expenses
Lease operating expense	25,460	30,434	(4,974)	(16)%
Gathering, transportation and processing expense	13,983	5,076	8,907	175%
Production tax expense	(2,133)	20,666	(22,799)	*nm
Exploration expense	126	93	33	35%
Impairment and abandonment expense	1,269,049	2,487	1,266,562	*nm
(Gain) loss on sale of properties	4,797	2,901	1,896	65%
Depreciation, depletion and amortization	125,355	230,170	(104,815)	(46)%
Unused commitment	13,821	13,239	582	4%
General and administrative expense (1)	35,996	36,109	(113)	—%
Merger transaction expense	—	4,492	(4,492)	(100)%
Other operating expense, net	(540)	210	(750)	*nm
Total operating expenses	$1,485,914	$345,877	$1,140,037	330%
Production Data:
Oil (MBbls)	4,731	5,648	(917)	(16)%
Natural gas (MMcf)	12,564	11,544	1,020	9%
NGLs (MBbls)	1,798	1,466	332	23%
Combined volumes (MBoe)	8,623	9,038	(415)	(5)%
Daily combined volumes (Boe/d)	31,471	33,106	(1,635)	(5)%
Average Realized Prices before Hedging:
Oil (per Bbl)	$33.86	$52.82	$(18.96)	(36)%
Natural gas (per Mcf)	1.16	1.58	(0.42)	(27)%
NGLs (per Bbl)	8.55	9.47	(0.92)	(10)%
Combined (per Boe)	22.05	36.57	(14.52)	(40)%
Average Realized Prices with Hedging:
Oil (per Bbl)	$53.31	$54.31	$(1.00)	(2)%
Natural gas (per Mcf)	1.20	1.52	(0.32)	(21)%
NGLs (per Bbl)	8.55	9.47	(0.92)	(10)%
Combined (per Boe)	32.78	37.42	(4.64)	(12)%
Average Costs (per Boe):
Lease operating expense	$2.95	$3.37	$(0.42)	(12)%
Gathering, transportation and processing expense	1.62	0.56	1.06	189%
Production tax expense	(0.25)	2.29	(2.54)	*nm
Depreciation, depletion and amortization	14.54	25.47	(10.93)	(43)%
General and administrative expense (1)	4.17	4.00	0.17	4%

*Not meaningful.
(1)Included in general and administrative expense is long-term cash and equity incentive compensation of $3.0 million (or $0.35 per Boe) and $7.2 million (or $0.79 per Boe) for the nine months ended September 30, 2020 and 2019, respectively.

Production Revenues and Volumes. Production revenues decreased to $190.2 million for the nine months ended September 30, 2020 from $330.5 million for the nine months ended September 30, 2019. The decrease in production revenues was due to a 40% decrease in average realized prices before hedging and a 5% decrease in production volumes. The decrease in average realized prices before hedging decreased production revenues by approximately $131.1 million, while the decrease in production volumes decreased production revenues by approximately $9.2 million. Without further development, we anticipate a decline in production for the remainder of the year.

Lease Operating Expense. LOE was $25.5 million for the nine months ended September 30, 2020 and $30.4 million for the nine months ended September 30, 2019. LOE decreased to $2.95 per Boe for the nine months ended September 30, 2020 from $3.37 per Boe for the nine months ended September 30, 2019. We started seeing a decrease in service industry costs during the nine months ended September 30, 2020 due to a downturn in the industry. We anticipate an increase in LOE for the remainder of the year due to colder temperatures and potential adverse weather in the winter months.

Gathering, Transportation and Processing Expense. GTP expense increased to $1.62 per Boe for the nine months ended September 30, 2020 from $0.56 per Boe for the nine months ended September 30, 2019.

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

The increase in GTP per Boe for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to an increase from the Hereford Field based on minimum volume commitments under the existing contractual arrangement, which expires in December 2021.

Production Tax Expense. Total production taxes decreased to negative $2.1 million for the nine months ended September 30, 2020 from $20.7 million for the nine months ended September 30, 2019. Production taxes are primarily based on the wellhead values of production, which exclude gains and losses associated with hedging activities. Production tax expense for both periods included an annual true up of Colorado ad valorem tax based on actual assessments. Production taxes for the nine months ended September 30, 2020 also included a reduction of $5.4 million to our estimated 2019 Colorado ad valorem tax that is due in 2021 and Colorado severance tax refunds of $1.8 million based on an audit of tax years 2015 to 2017. Excluding the ad valorem and severance tax adjustments and the severance tax refunds associated with tax years 2015 to 2017, production taxes as a percentage of oil, natural gas and NGL sales were 6.5% and 7.7% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in the rate for the nine months ended September 30, 2020 was due to a decrease in our ad valorem effective tax rate.

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

Market conditions led to a decline in the recoverability of the carrying value of our oil and gas properties during the nine months ended September 30, 2020. Since the carrying amount of our oil and gas properties was no longer recoverable, we impaired the carrying value to fair value. Therefore, we recognized non-cash impairment charges of $1.2 billion associated with proved oil and gas properties and $76.3 million associated with unproved oil and gas properties. In addition, we recognized non-cash impairment associated with unproved oil and gas properties of $2.5 million associated with certain leases that will expire subsequent to the balance sheet date that we do not plan to renew as the result of our continuous review of our acreage position and future drilling plans. Our impairment and abandonment expense for the nine months ended September 30, 2020 and 2019 is summarized below:

	Nine Months Ended September 30,
	2020	2019

Impairment of proved oil and gas properties	$1,188,566	$—
Impairment of unproved oil and gas properties	78,835	—
Abandonment expense	1,648	2,487
Total impairment and abandonment expense	$1,269,049	$2,487

Given the decline in current and estimated future commodity prices, we will continue to review our acreage position and future drilling plans as well as assess the carrying value of our properties relative to their estimated fair values. Lower sustained commodity prices or additional commodity price declines may lead to additional property impairment in future periods.

Depreciation, Depletion and Amortization. DD&A decreased to $125.4 million for the nine months ended September 30, 2020 compared with $230.2 million for the nine months ended September 30, 2019. The decrease of $104.8 million was a result of a 5% decrease in production and a 43% decrease in the DD&A rate for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. The decrease in production accounted for a $10.6 million decrease in DD&A expense while the decrease in the DD&A rate accounted for a $94.2 million decrease in DD&A expense.

Under successful efforts accounting, depletion expense is calculated using the units-of-production method on the basis of some reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field. The capital expenditures for proved properties for each field compared to the proved reserves corresponding to each producing field determine a depletion rate for current production. For the nine months ended September 30, 2020, the relationship of historical capital expenditures, proved reserves and production from certain producing fields yielded a depletion rate of $14.54 per Boe compared with $25.47 per Boe for the nine months ended September 30, 2019. The decrease in the depletion rate of 43% was a result of recognizing a $1.2 billion impairment associated with our proved oil and gas properties during the nine months ended September 30, 2020.

Unused Commitments. Unused commitments expense was $13.8 million and $13.2 million for the three and nine months ended September 30, 2020 and September 30, 2019, respectively, primarily related to gas transportation contracts. During March 2010, we entered into two firm natural gas pipeline transportation contracts to provide a guaranteed outlet for production from the West Tavaputs area of the Uinta Basin and the Gibson Gulch area of the Piceance Basin. These transportation contracts were not included in the sales of these assets in December 2013 and September 2014, respectively. Both firm transportation contracts require the pipeline to provide transportation capacity and require us to pay monthly transportation charges regardless of the amount of pipeline capacity utilized. The agreements expire July 31, 2021.

General and Administrative Expense. General and administrative expense decreased to $36.0 million for the nine months ended September 30, 2020 from $36.1 million for the nine months ended September 30, 2019. General and administrative expense on a Boe basis increased to $4.17 for the nine months ended September 30, 2020 from $4.00 for the nine months ended September 30, 2019. The decrease in general and administrative expense for the nine months ended September 30, 2020 was due to a decrease in long-term cash and equity incentive compensation discussed below, offset by an increase in legal and advisory fees incurred for advisors to assist with a potential comprehensive restructuring of our indebtedness and an evaluation of a range of strategic alternatives, which resulted in the Merger Agreement discussed in Note 12. In addition to continued higher legal and advisory fees, we anticipate an increase in G&A for the remainder of the year due to officer compensation agreements, which were revised in October 2020.

Included in general and administrative expense is long-term cash and equity incentive compensation of $3.0 million and $7.2 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease for the nine months ended September 30, 2020 was due to a reduction in overall equity awards granted during the nine months ended September 30, 2020.

The components of long-term cash and equity incentive compensation for the nine months ended September 30, 2020 and 2019 are shown in the following table:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Nonvested common stock	$3,296	$5,321
Nonvested common stock units	512	895
Nonvested performance cash units (1)	(831)	947
Total	$2,977	$7,163

(1)The nonvested performance cash units are accounted for as liability awards and will be settled in cash for the performance metrics that are met. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

Merger Transaction Expense. Merger transaction expense of $4.5 million for the nine months ended September 30, 2019 included severance, consulting, advisory, legal and other merger-related fees that were not capitalized as part of the 2018 Merger.

Interest Expense. Interest expense increased to $44.1 million for the nine months ended September 30, 2020 from $43.2 million for the nine months ended September 30, 2019. The increase for the nine months ended September 30, 2020 was due to accelerating the expense of $1.0 million of deferred financing costs associated with the amendment of our Credit Facility in May 2020. See Note 4 for additional information.

Commodity Derivative Gain (Loss). Commodity derivative gain was $144.6 million for the nine months ended September 30, 2020 compared with a loss of $54.6 million for the nine months ended September 30, 2019. The gain for the nine months ended September 30, 2020 compared to the loss for the nine months ended September 30, 2019 was related to fluctuations of oil and natural gas future pricing compared to actual pricing of commodity hedges in place as of September 30, 2020 and 2019 or during the periods then ended.

The fair value of our open, but not yet settled derivative contracts is based on an income approach using various assumptions, such as quoted forward prices for commodities, risk-free discount rates, volatility factors and time value factors. The mark-to-market fair value of the open commodity derivative contracts will generally be inversely related to the price movement of the underlying commodity. If commodity price trends reverse from period to period, prior unrealized gains may become unrealized losses and vice versa. Higher underlying commodity price volatility will generally lead to higher volatility in our unrealized gains and losses and, by association, the fair value of our commodity derivative contracts. These unrealized gains and losses will impact our net income in the period reported. The mark-to-market fair value can create non-cash volatility in our reported earnings during periods of commodity price volatility. We have experienced such volatility during the nine months ended September 30, 2020 due to the COVID-19 pandemic and are likely to experience it in the future. Gains on our derivatives generally indicate lower wellhead revenues in the future while losses indicate higher wellhead revenues in the future.

The table below summarizes our commodity derivative gains and losses that were recognized in the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Realized gain (loss) on derivatives (1)	$92,506	$7,731
Prior year unrealized (gain) loss transferred to realized (gain) loss (1)	1,795	(61,430)
Unrealized gain (loss) on derivatives (1)	50,348	(901)
Total commodity derivative gain (loss)	$144,649	$(54,600)

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

During the nine months ended September 30, 2020, approximately 89% of our oil volumes and 22% of our natural gas volumes were subject to financial hedges, which resulted in an increase in oil income of $83.7 million and natural gas income of $0.5 million. We also amended certain oil hedge contracts to terminate future hedged volumes, which resulted in additional oil income of $8.3 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, approximately 87% of our oil volumes and 22% of our natural gas volumes were subject to financial hedges, which resulted in an increase in oil income of $8.4 million and a decrease in natural gas income of $0.7 million after settlements.

The COVID-19 pandemic caused a severe decline in current and estimated future oil and gas prices during the nine months ended September 30, 2020. As the duration of the COVID-19 pandemic is uncertain, we may be unable to obtain additional hedges at favorable price levels in the near or foreseeable future.

Income Tax (Expense) Benefit. For the nine months ended September 30, 2020 and 2019, income tax benefits of $95.9 million and $25.3 million were recognized, respectively. For the nine months ended September 30, 2020, we determined that it was more likely than not that we would not be able to realize a portion of our deferred tax assets. This determination was made by considering all available evidence in assessing the need for a valuation allowance. Such evidence included the scheduled reversal of deferred tax assets and liabilities, current and projected future taxable income and tax planning strategies. In making this assessment, judgment is required in considering the relative weight of positive and negative evidence. As a result of the analysis conducted, we recorded a valuation allowance on the net deferred tax asset in excess of deferred tax liabilities. For the nine months ended September 30, 2020, we recorded a deferred tax liability of $1.6 million for projected taxable income in future periods in which only 80% of taxable income can be offset by net operating losses. We continue to consider all available evidence in assessing the need for a valuation allowance on our deferred tax assets.

Capital Resources and Liquidity

Current Financial Condition and Liquidity

We have financial covenants associated with our Credit Facility that are measured each fiscal quarter. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. However, as discussed in the “Going Concern” section in Note 2, based on our financial projections for the twelve month period following the issuance date of these interim consolidated financial statements, it is probable we will breach a financial covenant in our Credit Facility in the second quarter of 2021. If this breach were to occur and we do not receive a waiver from the lenders, all of the amount borrowed under the Credit Facility will become due, and cross-defaults will occur under the indentures to our senior notes. Further, if our independent auditor includes an explanatory paragraph regarding our ability to continue as a “going concern” in its report on our financial statements for the year ending December 31, 2020, this would accelerate a default under our Credit Facility to the first quarter of 2021 at the time our financial statements for the year ending December 31, 2020 are filed and, in turn, result in cross-default under the indentures to our senior notes at that time as well. We do not have sufficient cash on hand or available liquidity that can be utilized to repay the outstanding debt in the event of default. These conditions and events raise substantial doubt about our ability to continue as a going concern.

At December 31, 2019, we had cash and cash equivalents of $16.4 million and $140.0 million outstanding under the Credit Facility. At September 30, 2020, we had cash and cash equivalents of $26.9 million and $140.0 million outstanding under the Credit Facility. On November 2, 2020, as part of our regular semi-annual redetermination, the Credit Facility was amended, which, among other things, reduced the aggregate elected commitment amount to $185.0 million, reduced our borrowing base to $200.0 million and removed the provisions requiring availability under the Credit Facility to be at least $50.0 million. In addition, provisions were amended to disallow us from incurring any additional indebtedness. Our available borrowing capacity as of the date of this filing, November 9, 2020, was $25.6 million, after taking into account outstanding irrevocable letters of credit of $19.4 million.

Sources of Liquidity and Capital Resources

Our primary sources of liquidity since our formation have been net cash provided by operating activities, including commodity hedges, sales and other issuances of equity and debt securities, bank credit facilities and sales of interests in properties. Our primary use of capital has been for the development, exploration and acquisition of oil and natural gas properties. As we pursue profitable reserves and production growth, we continually monitor the capital resources available to us to meet our future financial obligations, fund planned capital expenditure activities and ensure adequate liquidity.

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

Our future success in growing proved reserves and production will be highly dependent on capital resources being available to us. Given the levels of market volatility and disruption due to the COVID-19 pandemic and other recent macro and microeconomic factors, the availability of funds from those markets has diminished substantially. Further, arising from concerns about the stability of financial markets generally and the solvency of borrowers specifically, the cost of accessing the credit markets has increased as many lenders have raised interest rates, enacted tighter lending standards, or altogether ceased to provide funding to borrowers.

Cash Flow from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2020 and 2019 was $126.7 million and $195.4 million, respectively. The decrease in net cash provided by operating activities was due to a decrease in production revenues and a decrease in working capital changes due to the timing of cash receipts and disbursements. These were partially offset by an increase in cash settlements of derivatives.

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

To mitigate some of the potential negative impact on cash flow caused by changes in oil, natural gas and NGL prices, we have entered into financial commodity swap, swaption and cashless collar contracts to receive fixed prices for a portion of our production. At September 30, 2020, we had in place crude oil swaps covering portions of our 2020 and 2021 production, natural gas swaps covering portions of our 2020, 2021 and 2022 production, oil roll swaps covering portions of our 2020 and 2021 production, crude oil swaptions covering portions of our 2022 production and natural gas cashless collars covering portions of our 2020 and 2021 production. Due to the uncertainty surrounding the COVID-19 pandemic, we may be unable to obtain additional hedges at favorable price levels in the near or foreseeable future. The following table includes all hedges entered into through October 30, 2020.

Contract	Total Hedged Volumes	Quantity Type	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Index Price (1)
Swaps
2020
Oil (2)	1,150,000	Bbls	$56.90			WTI
Natural gas	1,840,000	MMBtu	$1.83			NWPL
2021
Oil	3,098,000	Bbls	$54.30			WTI
Natural gas	5,790,000	MMBtu	$2.13			NWPL
2022
Natural gas	3,650,000	MMBtu	$2.13			NWPL
Oil Roll Swaps (3)
2020
Oil	138,000	Bbls	$(1.47)			WTI
2021
Oil	182,500	Bbls	$(0.25)			WTI
Swaptions
2022
Oil	1,092,000	Bbls	$55.08			WTI
Cashless Collars:
2020
Natural gas	920,000	MMBtu		$2.00	$2.70	NWPL
2021
Natural gas	1,800,000	MMBtu		$2.00	$4.25	NWPL

(1)WTI refers to West Texas Intermediate price as quoted on the New York Mercantile Exchange. NWPL refers to the Northwest Pipeline Corporation price as quoted in Platt’s Inside FERC on the first business day of each month.
(2)We amended certain oil hedge contracts to terminate 161,000 barrels at a weighted average fixed price of $51.91 on October 15, 2020 for cash proceeds of $1.8 million. These volumes are excluded from the table above, but included in the hedge table in Note 7, as they were terminated subsequent to the balance sheet date.
(3)These contracts establish a fixed amount for the differential between the NYMEX WTI calendar month average and the physical crude oil delivery month price. The weighted average differential represents the amount of reduction to NYMEX WTI prices for the notional volumes covered by the swap contracts.

By removing the price volatility from a portion of our oil and natural gas revenue, we have mitigated, but not eliminated, the potential effects of changing prices on our operating cash flow for the relevant period. While mitigating negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices.

It is our policy to enter into derivative contracts with counterparties that are lenders in the Credit Facility, affiliates of lenders in the Credit Facility or potential lenders in the Credit Facility. Our derivative contracts are documented using an industry standard contract known as a Schedule to the Master Agreement and International Swaps and Derivative Association, Inc. (“ISDA”) Master Agreement or other contracts. Typical terms for these contracts include credit support requirements, cross default provisions, termination events and set-off provisions. We are not required to provide any credit support to our counterparties other than cross collateralization with the properties securing the Credit Facility. We have set-off provisions in our derivative contracts with lenders under our Credit Facility which, in the event of a counterparty default, allow us to set-off amounts owed to the defaulting counterparty under the Credit Facility or other obligations against monies owed to us under the derivative contracts. Where the counterparty is not a lender under the Credit Facility, we may not be able to set-off amounts owed by us under the Credit Facility, even if such counterparty is an affiliate of a lender under such facility.

Capital Expenditures

Our capital expenditures are summarized in the following tables for the periods indicated:

	Nine Months Ended September 30,
Basin/Area	2020	2019
	(in millions)
DJ Basin	$94.9	$321.9
Other	2.1	4.8
Total	$97.0	$326.7

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Acquisitions of proved and unproved properties and other real estate	$—	$4.3
Drilling, development, exploration and exploitation of oil and natural gas properties	93.3	294.9
Gathering and compression facilities	2.7	11.5
Geologic and geophysical costs	0.5	11.8
Furniture, fixtures and equipment	0.5	4.2
Total	$97.0	$326.7

For the three months ending December 31, 2020, we anticipate minimal capital expenditures. As oil prices declined significantly due to the COVID-19 pandemic, we deferred drilling and completion activity starting in May 2020 and will continue deferring until oil prices improve to a level that allows us to meet our target return threshold. We may continue to adjust capital expenditures as business conditions and operating results warrant. The amount, timing and allocation of capital expenditures is generally discretionary and within our control.

Financing Activities

Our outstanding debt is summarized below:

		As of September 30, 2020			As of December 31, 2019
	Maturity Date	Principal	Unamortized Discount	Carrying Amount	Principal	Unamortized Discount	Carrying Amount
		(in thousands)
Credit Facility	September 14, 2023	$140,000	$—	$140,000	$140,000	$—	$140,000
7.0% Senior Notes	October 15, 2022	350,000	(1,744)	348,256	350,000	(2,372)	347,628
8.75% Senior Notes	June 15, 2025	275,000	(3,202)	271,798	275,000	(3,717)	271,283
Total Long-Term Debt (1)		$765,000	$(4,946)	$760,054	$765,000	$(6,089)	$758,911

(1)See Note 4 for additional information.

Credit Facility. On May 21, 2020, the Credit Facility aggregate elected commitment amount and borrowing base were reduced from $500.0 million to $300.0 million and the applicable margins for interest and commitment fee rates were increased. In addition, provisions were added requiring the availability under the Credit Facility to be at least $50.0 million and our weekly cash balance (subject to certain exceptions) to not exceed $35.0 million. We had $140.0 million outstanding under the Credit Facility as of both September 30, 2020 and December 31, 2019. Our available borrowing capacity was $87.7 million as of September 30, 2020 after taking into account the $50.0 million minimum availability requirement as well as letters of credit totaling $22.3 million, which were issued as credit support for future payments under contractual obligations.

On November 2, 2020, as part of our regular semi-annual redetermination, the Credit Facility was amended, which, among other things, reduced the aggregate elected commitment amount to $185.0 million, reduced our borrowing base to $200.0 million and removed the provisions requiring availability under the Credit Facility to be at least $50.0 million. In addition, provisions were amended to disallow us from incurring any additional indebtedness. Our available borrowing capacity as of the date of this filing, November 9, 2020, was $25.6 million, after taking into account outstanding irrevocable letters of credit of $19.4 million.

The current maturity date of the Credit Facility is July 16, 2022. While the stated maturity date in the Credit Facility is September 14, 2023, the maturity date is accelerated if we have more than $100.0 million of “Permitted Debt” or “Permitted Refinancing Debt” (as those terms are defined in the Credit Facility) that matures prior to December 14, 2023. If that is the case, the accelerated maturity date is 91 days prior to the earliest maturity of such Permitted Debt or Permitted Refinancing Debt. Because our 7.0% Senior Notes will mature on October 15, 2022, the aggregate amount of those notes exceeds $100.0 million and the notes represent “Permitted Debt”, the maturity date specified in the Credit Facility is accelerated to the date that is 91 days prior to the maturity date of those notes, or July 16, 2022.

The borrowing base is determined at the discretion of the lenders and is subject to regular redetermination on or about April and October of each year, as well as following any property sales. The lenders can also request an interim redetermination during each six month period. If the borrowing base is reduced below the then-outstanding amount under the Credit Facility, we will be required to repay the excess of the outstanding amount over the borrowing base over a period of four months. The borrowing base is computed based on proved oil, natural gas and NGL reserves that have been mortgaged to the lenders, hedge positions and estimated future cash flows from those reserves calculated using future commodity pricing provided by the lenders, as well as any other outstanding debt.

Going Concern. We are currently in compliance with all financial covenants under our Credit Facility. However, as discussed in the “Going Concern” section in Note 2, based on our financial projections for the twelve month period following the issuance date of these interim consolidated financial statements, it is probable we will breach a financial covenant in our Credit Facility in the second quarter of 2021. If this breach were to occur and we do not receive a waiver from the lenders, all of the amount borrowed under the Credit Facility will become due, and cross-defaults will occur under the indentures to our senior notes. Further, if our independent auditor includes an explanatory paragraph regarding our ability to continue as a “going concern” in its report on our financial statements for the year ending December 31, 2020, this would accelerate a default under our Credit Facility to the first quarter of 2021 at the time our financial statements for the year ending December 31, 2020 are filed and, in turn, result in cross-default under the indentures to our senior notes at that time as well. We do not have sufficient cash on hand or available liquidity that can be utilized to repay the outstanding debt in the event of default. These conditions and events raise substantial doubt about our ability to continue as a going concern.

Guarantor Structure. The issuer of our 7.0% Senior Notes and 8.75% Senior Notes is HighPoint Operating Corporation (f/k/a Bill Barrett), or Subsidiary Issuer. Pursuant to supplemental indentures entered into in connection with the 2018 Merger, HighPoint Resources Corporation, or the Parent Guarantor, became a guarantor of the 7.0% Senior Notes and the 8.75% Senior Notes in March 2018. In addition, Fifth Pocket Production, LLC, or the Subsidiary Guarantor, became a subsidiary of Subsidiary Issuer on August 1, 2019 and also guarantees the 7.0% Senior Notes and the 8.75% Senior Notes. The Parent Guarantor and the Subsidiary Guarantor, on a joint and several basis, fully and unconditionally guarantee the debt securities of the Subsidiary Issuer. We have no other subsidiaries. All covenants in the indentures governing the notes limit the activities of the Subsidiary Issuer and the Subsidiary Guarantor, including limitations on the ability to pay dividends, incur additional indebtedness, make restricted payments, create liens, sell assets or make loans to the Parent Guarantor, but in most cases the covenants in the indentures are not applicable to the Parent Guarantor.

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

We qualify for alternative disclosure, and therefore, as of March 2020, we are no longer presenting condensed consolidating financial information for our parent guarantor, subsidiary issuer, or subsidiary guarantor of our debt securities. The assets, liabilities and results of operations of the issuer and guarantors of the guaranteed securities on a combined basis are not materially different than corresponding amounts presented in the consolidated financial statements of the parent company as all of the material operating assets and liabilities, and all of our material operations reside within the subsidiary issuer.

Credit Ratings. Our credit risk is evaluated by two independent rating agencies based on publicly available information and information obtained during our ongoing discussions with the rating agencies. Moody’s Investor Services and Standard & Poor’s Rating Services currently rate our 7.0% Senior Notes and 8.75% Senior Notes and have assigned a credit rating. We do not have any credit rating triggers that would accelerate the maturity of amounts due under our Credit Facility, 7.0% Senior

Notes or 8.75% Senior Notes. However, our ability to raise funds and the costs of any financing activities could be affected by our credit rating at the time any such financing activities are conducted.

Contractual Obligations. A summary of our contractual obligations as of September 30, 2020 is provided in the following table:

	Payments Due by Year
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total
	Twelve Months Ended September 30, 2021	Twelve Months Ended September 30, 2022	Twelve Months Ended September 30, 2023	Twelve Months Ended September 30, 2024	Twelve Months Ended September 30, 2025	After September 30, 2025
	(in thousands)
Notes payable (1) (2)	$252	$—	$140,000	$—	$—	$—	$140,252
7.0% Senior Notes (2) (3)	24,500	24,500	362,250	—	—	—	411,250
8.75% Senior Notes (2) (4)	24,063	24,063	24,063	24,063	299,061	—	395,313
Firm transportation agreements (5)	23,673	11,886	14,600	14,640	8,480	—	73,279
Gas gathering and processing agreements (6) (7)	2,380	1,942	—	—	—	—	4,322
Asset retirement obligations (8)	2,136	2,000	2,006	2,125	2,128	16,154	26,549
Derivative liability (9)	—	601	—	—	—	—	601
Operating leases (10)	2,688	2,442	2,199	2,065	2,166	5,933	17,493
Other (11)	1,378	1,285	11,245	15,725	—	—	29,633
Total	$81,070	$68,719	$556,363	$58,618	$311,835	$22,087	$1,098,692

(1)Included in notes payable is the outstanding principal amount under our Credit Facility due September 14, 2023. This table does not include future commitment fees, interest expense or other fees on our Credit Facility because the Credit Facility is a floating rate instrument, and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged. The current maturity date of the Credit Facility is July 16, 2022. While the stated maturity date in the Credit Facility is September 14, 2023, the maturity date is accelerated if we have more than $100.0 million of “Permitted Debt” or “Permitted Refinancing Debt” (as those terms are defined in the Credit Facility) that matures prior to December 14, 2023. If that is the case, the accelerated maturity date is 91 days prior to the earliest maturity of such Permitted Debt or Permitted Refinancing Debt. Because our 7.0% Senior Notes will mature on October 15, 2022, the aggregate amount of those notes exceeds $100.0 million and the notes represent “Permitted Debt”, the maturity date specified in the Credit Facility is accelerated to the date that is 91 days prior to the maturity date of those notes, or July 16, 2022. Also included in notes payable is interest on a $17.3 million letter of credit, which will continue to decrease ratably per month until it expires on August 31, 2021. Interest accrues at 3.0% and 0.125% per annum for participation fees and fronting fees, respectively.
(2)The payment dates could be accelerated. See the “Going Concern” section in Note 2.
(3)On March 25, 2012, we issued $400.0 million aggregate principal amount of 7.0% Senior Notes. We are obligated to make semi-annual interest payments through maturity on October 15, 2022 equal to $12.3 million.
(4)On April 28, 2017, we issued $275.0 million aggregate principal amount of 8.75% Senior Notes. We are obligated to make semi-annual interest payments through maturity on June 15, 2025 equal to $12.0 million.
(5)We have entered into contracts that provide firm transportation capacity on oil and gas pipeline systems. The contracts require us to pay transportation demand charges regardless of the amount we deliver to the processing facility or pipeline.
(6)Includes a gas gathering and processing contract which requires us to deliver a minimum volume of natural gas to a midstream entity for gathering and processing on a monthly basis. The contract requires us to pay a fee associated with the contracted volumes regardless of the amount delivered.
(7)Includes reimbursement obligations of $1.8 million. The reimbursement obligations require us to pay a monthly gathering and processing fee per Mcf of production to reimburse midstream entities for costs to construct gas gathering and processing facilities. If the costs are not reimbursed by us via the monthly gathering and processing fees, we must pay the difference.
(8)Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance. See “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for a more detailed discussion of the nature of the accounting estimates involved in estimating asset retirement obligations.
(9)Derivative liability represents the net fair value for oil, gas and NGL commodity derivatives presented as liabilities in our
Unaudited Consolidated Balance Sheets as of September 30, 2020. The ultimate settlement amounts of our derivative liabilities are unknown because they are subject to continuing market fluctuations. See "Critical Accounting Policies and

Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 and in "Commodity Hedging Activities" above in this Quarterly Report on Form 10-Q for a more detailed discussion of the nature of the accounting estimates involved in valuing derivative instruments.
(10)Operating leases primarily includes office leases. Also included are leases of operations equipment which are shown as gross amounts that we are financially committed to pay. However, we will record in our financial statements our proportionate share based on our working interest, which will vary from property to property.
(11)Includes $10.2 million for the twelve months ended June 30, 2023 and $15.3 million for the twelve months ended June 30, 2024 related to a drilling commitment with a joint interest partner which requires us to drill and complete two wells by July 2022 and three wells by 2023. If the drilling commitment is not met, we must return the associated leases that are not held by production to the joint interest partner, which cover approximately 13,000 acres. Also includes fresh water commitment contracts which require us to purchase a minimum volume of fresh water from a supplier. The contracts require us to pay a fee associated with the contracted volumes regardless of the amount delivered.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2020.

Trends and Uncertainties

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of trends and uncertainties that may affect our financial condition or liquidity. Also see “Risk Factors” in Part II of this report. The following trends and uncertainties are related to the COVID-19 pandemic.

Declining Commodity Prices. The severe decline in oil prices that occurred in the first quarter of 2020 due to the COVID-19 pandemic has adversely affected the economics of our existing wells and planned future wells, which led to impairments of both proved and unproved oil and gas properties during the three months ended March 31, 2020. In addition, we deferred drilling and completion activity starting in May 2020 for the foreseeable future. Our results of operations for the three and nine months ended September 30, 2020 were mitigated from price declines by hedges in place on 96% and 89%, respectively, of our oil production. We currently have hedged 1,150,000 barrels of our expected remaining 2020 oil production and 3,098,000 barrels of our expected 2021 oil production, at price levels that provide some economic certainty to our cash flows. In addition, we have hedged 2,760,000 MMbtu of our expected remaining 2020 natural gas production and 7,590,000 MMbtu and 3,650,000 of our expected 2021 and 2022 natural gas production, respectively. As the duration of the COVID-19 pandemic is uncertain, we may be unable to obtain additional hedges at favorable price levels in the near or foreseeable future. The degree to which the COVID-19 pandemic will adversely impact our future operations and results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration of the spread of the outbreak, its severity, the actions to contain the virus and treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. Lower sustained commodity prices or additional commodity price declines may lead to additional property impairment in future periods.

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

Commodity Price Risk

Our primary market risk exposure is to the prices we receive for our production. Commodity pricing is primarily driven by the prevailing worldwide price for crude oil and spot regional market prices applicable to our U.S. oil and natural gas production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and was especially volatile during the nine months ended September 30, 2020, and we expect this volatility to continue in the future. The prices we receive for future production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price. Based on our average daily production and our derivative contracts in place for the nine months ended September 30, 2020, our income before income taxes would have decreased by approximately $0.6 million for each $5.00 per barrel decrease in crude oil prices, approximately $1.0 million for each $0.10 decrease per MMBtu in natural gas prices and approximately $1.7 million for each $1.00 per barrel decrease in NGL prices.

We routinely enter into commodity hedges relating to a portion of our projected production revenue through various financial transactions that hedge future prices received. These transactions may include financial price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty or swaptions whereby the counterparty, on a specific date, may extend an existing fixed-price swap for a certain period of time or increase the notional volumes of an existing fixed-price swap. We may also enter into oil roll swaps, which fix the differential in pricing between the NYMEX WTI calendar month average and the physical crude delivery month price (“oil roll swaps”). These commodity hedging activities are intended to support oil, natural gas and NGL prices at targeted levels that provide an acceptable rate of return and to manage our exposure to oil, natural gas and NGL price fluctuations. We do not enter into any market risk sensitive instruments for trading purposes.

Due to the uncertainty surrounding the COVID-19 pandemic, we may be unable to obtain additional hedges at favorable price levels in the near or foreseeable future. As of October 30, 2020, we have swap and swaption contracts related to oil and natural gas volumes in place for the following periods indicated:

	October – December 2020		For the year 2021		For the year 2022
	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price	Derivative Volumes	Weighted Average Price
Swaps
Oil (Bbls) (1)	1,150,000	$56.90	3,098,000	$54.30	—	$—
Natural Gas (MMbtu)	1,840,000	$1.83	5,790,000	$2.13	3,650,000	$2.13
Oil Roll Swaps (2)
Oil (Bbls)	138,000	$(1.47)	182,500	$(0.25)	—	$—
Swaptions
Oil (Bbls)	—	$—	—	$—	1,092,000	$55.08

(1)We amended certain oil hedge contracts to terminate 161,000 barrels for October – December 2020 at a weighted average fixed price of $51.91 on October 15, 2020 for cash proceeds of $1.8 million. These volumes are excluded from the table above, but included in the hedge table in Note 7, as they were terminated subsequent to the balance sheet date.

(2)These contracts establish a fixed amount for the differential between the oil roll and the physical crude oil delivery month price. The weighted average differential represents the amount of reduction to NYMEX WTI prices for the notional volumes covered by the swap contracts.

As of October 30, 2020, we have cashless collar contracts for natural gas volumes in place for the following periods indicated:

	October – December 2020			For the year 2021
	Derivative Volumes	Weighted Average Floor	Weighted Average Ceiling	Derivative Volumes	Weighted Average Floor	Weighted Average Ceiling
Cashless Collars
Natural Gas (MMbtu)	920,000	$2.00	$2.70	1,800,000	$2.00	$4.25

Further detail of these hedges is summarized in the table presented under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity— Commodity Hedging Activities.”

Interest Rate Risk

At September 30, 2020, we had $140.0 million outstanding under our Credit Facility, which bears interest at floating rates. The weighted average annual interest rate incurred on this debt for the nine months ended September 30, 2020 was 3.2%. A 1.0% increase in each of the average LIBOR rate and federal funds rate for the nine months ended September 30, 2020 would have resulted in an estimated $1.2 million increase in interest expense assuming a similar average debt level to the nine months ended September 30, 2020. We also had $350.0 million principal amount of 7.0% Senior Notes and $275.0 million principal amount of 8.75% Senior Notes outstanding at September 30, 2020.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2020.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various legal or governmental proceedings in the ordinary course of business. These proceedings are subject to the uncertainties inherent in any litigation. We review the status of these proceedings on an ongoing basis and, from time to time, may settle or otherwise resolve these matters on terms and conditions that management believes are in our best interests. While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, our management does not believe that the resolution of any currently pending proceeding will have a material adverse effect on our financial condition or results of operations, other than the following.

Sterling Energy Investments LLC v. HighPoint Operating Corporation, 2020CV32034, District Court in Denver, Colorado. On June 15, 2020, Sterling Energy Investments LLC (“Sterling”) filed a complaint against HighPoint Operating Corporation, a subsidiary of ours, for breach of contract related to a Gas Purchase Agreement dated effective November 1, 2017, by and between HighPoint Operating Corporation and Sterling. Sterling alleges that HighPoint Operating Corporation breached the contract by failing to use reasonable commercial efforts to deliver to Sterling at Sterling’s receipt points all quantities of gas not otherwise dedicated to other gas purchase agreements. We vigorously deny Sterling’s claims. Sterling seeks monetary damages in an amount not yet specified. On July 31, 2020, we filed a counterclaim against Sterling for breach of Sterling’s obligations under the Gas Purchase Agreement. We are seeking monetary damages in an amount not yet specified.

Disclosure of certain environmental matters is required when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed $100,000. We have received some Notices of Alleged Violations (“NOAV”) from the Colorado Oil and Gas Conservation Commission (“COGCC”) alleging violations of various Colorado statutes and COGCC regulations governing oil and gas operations. We are engaged in discussions regarding resolution of the alleged violations. We have recognized a liability of $1.1 million associated with the NOAVs, as they are probable and reasonably estimable.

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

Our potential inability to comply with the financial covenants in our Credit Facility have raised substantial doubt about our ability to continue as a going concern.

We have financial covenants associated with our Credit Facility that are measured each fiscal quarter. We are currently in compliance with all financial covenants and have complied with all financial covenants since issuance. However, as discussed in the “Going Concern” section in Note 2, based on our financial projections for the twelve month period following the issuance date of these interim consolidated financial statements, it is probable we will breach a financial covenant in our Credit Facility in the second quarter of 2021. If this breach were to occur and we do not receive a waiver from the lenders, all of the amount borrowed under the Credit Facility will become due, and cross-defaults will occur under the indentures to our senior notes. Further, if our independent auditor includes an explanatory paragraph regarding our ability to continue as a “going concern” in its report on our financial statements for the year ending December 31, 2020, this would accelerate a default under our Credit Facility to the first quarter of 2021 at the time our financial statements for the year ending December 31, 2020 are filed and, in turn, result in cross-default under the indentures to our senior notes at that time as well. We do not have sufficient cash on hand or available liquidity that can be utilized to repay the outstanding debt in the event of default.

The COVID-19 pandemic and recent developments in the oil and gas industry have and could continue to materially adversely affect our operations during 2020 and possibly beyond.

In early 2020, global health care systems and economies began to experience strain from the spread of COVID-19, a highly transmissible and pathogenic coronavirus. As the virus spread, global economic activity began to slow and future economic activity was forecast to slow with a resulting decline in oil and gas demand. In response, the Organization of Petroleum Exporting Countries (“OPEC”), along with non-OPEC oil-producing countries (collectively known as “OPEC+”), initiated discussions to lower production to support energy prices. With OPEC+ unable to agree on cuts, crude oil prices declined to an average of $30.45 per barrel for the month of March 2020 and $16.70 per barrel for the month of April 2020 before increasing to an average of $38.31 per barrel for the month of June 2020, compared to $59.80 for the month of December 2019. Crude prices averaged $40.93 per barrel for three months ended September 30, 2020. These declines in prices have adversely affected the economics of our existing wells and planned future development, which led to impairments of both proved and unproved oil and gas properties during the three months ended March 31, 2020. Additional impacts to our results of operations for the three and nine months ended September 30, 2020 were mitigated by hedges in place on 96% and 89%, respectively, of our oil production, however, we may be unable to obtain additional hedges at favorable price levels in the near or foreseeable future. The degree to which the COVID-19 pandemic will adversely impact our future operations and results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration of the spread of the outbreak, its severity, the actions to contain the virus and treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. The substantial decline in oil price has increased the volatility and amplitude of risks we face as described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019. If oil prices do not improve, capital availability, our liquidity and profitability will be adversely affected, particularly after our current hedges are realized in 2020 and 2021. In addition, our ability to comply with financial covenants will be adversely affected and impact our ability to continue as a going concern. There is uncertainty around the timing and recovery of the global economy from COVID-19 and its effects on the supply and demand for crude oil. Therefore, we expect continued volatility and uncertainty in the outlook for near to medium term oil prices.

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

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors such as lease expirations, changes in drilling plans and adverse drilling results, we may be required to take an impairment against the carrying value of our properties. An impairment constitutes a non-cash charge to earnings. For the nine months ended September 30, 2020, we recorded non-cash impairment charges of approximately $1.3 billion on proved and unproved oil and gas properties, and if market or other economic conditions deteriorate further or if oil and gas prices continue to decline, we may incur additional impairment charges, which may have a material adverse effect on our results of operations.

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

On March 10, 2020, we were notified by the NYSE that the average closing price of our common stock over the prior 30- consecutive trading day period was below that level. On October 30, 2020, we completed a 1-for-50 reverse stock split of our common stock to satisfy this requirement. The reverse stock split reduced the number of shares of our outstanding common stock from 215,255,925 shares as of October 30, 2020 to 4,305,119 shares, subject to adjustment of the rounding of fractional shares.

On November 4, 2020, we were notified by the NYSE that our average market capitalization was less than $50 million over the prior 30-consecutive trading day period along with a stockholders’ equity balance of less than $50 million. As set forth in the notice, as of November 3, 2020, our prior 30-consecutive trading day average market capitalization was $42.5 million and our last reported shareholders’ equity as of June 30, 2020 was $2.2 million. In accordance with NYSE listing requirements, we will submit a plan within 45 days advising the NYSE of definitive action we have taken, or are taking, to bring us into conformity within 18 months. The NYSE will review our plan and, within 45 days, make a determination as to whether we have made a reasonable demonstration of our ability to come into conformity within 18 months. If our plan is not submitted on a timely basis or is not accepted, the NYSE will initiate delisting proceedings. If the NYSE accepts our plan, our common stock will continue to be listed and traded on the NYSE during the cure period, subject to our compliance with the plan and other continued listing standards. The NYSE will review our compliance with the plan on a quarterly basis. If we fail to comply with the plan or do not meet continued listing standards at the end of the 18-month cure period, we will be subject to the prompt initiation of NYSE suspension and delisting procedures. Further, if our average market capitalization goes below $15 million over a 30-consecutive trading day period, there is no cure period for continued listing on the NYSE.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Securities

There were no sales of unregistered equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information about our acquisitions of equity securities during the three months ended September 30, 2020:

Period	Total Number of Shares (1)(2)	Weighted Average Price Paid Per Share (2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2020	884	$16.00	—	—
August 1 – 31, 2020	26	20.00	—	—
September 1 – 30, 2020	5	16.50	—	—
Total	915	16.00	—	—

(1)Represents shares delivered by employees to satisfy tax withholding obligations resulting from the vesting of restricted shares of common stock issued pursuant to our employee incentive plans.
(2)All share and per share information has been retroactively adjusted to reflect a 1-for-50 reverse stock split effective October 30, 2020. See Note 12 for additional information.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
10.1+	Form of Director’s Restricted Common Stock Unit Award Agreement.

10.2+	Form of Performance Unit Grant Agreement.

10.3+	Form of Restricted Common Stock Award Agreement.

22	Subsidiary Guarantors and Issuers of Guaranteed Securities.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHPOINT RESOURCES CORPORATION

Date:	November 9, 2020	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 9, 2020	By:	/s/ William M. Crawford
William M. Crawford
Chief Financial Officer
(Principal Accounting Officer)