Form 10-K/A
period 2020-12-31
HighPoint Resources Corp
filed 2021-03-31
CIK 1725526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

As of March 24, 2021, the registrant had 4,288,087 outstanding shares of $0.001 per share par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE

HighPoint Resources Corporation (the “Company”, “we”, “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2021 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13, and 14 of Form 10-K, a signature page and certifications required to be filed as exhibits.

The reference on the cover of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Original Filing, is hereby amended and restated in its entirety.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures.

The section of this Amendment No. 1 entitled “Report of the Compensation Committee” is not deemed to be “soliciting material” or to be “filed” with the SEC under or pursuant to Section 18 of the Exchange Act or subject to Regulation 14A thereunder, and shall not be incorporated by reference or deemed to be incorporated by reference into any filing by the Company under either the Securities Act of 1933, as amended, or the Exchange Act, unless otherwise specifically provided for in such filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following tables set forth the names of our directors and our executive officers, their respective positions and ages, and the year in which each director was initially elected. All directors stand for election annually. Additional information concerning each of these individuals follows the table.

Non-Employee Directors	Age	Position	Year First Elected as Director
Jim W. Mogg (1)(2)(3)	72	Chair	2007
Scott A. Gieselman	57	Director	2018
Craig S. Glick	61	Director	2018
Andrew C. Kidd (1)(3)	58	Director	2018
Lori A. Lancaster (2)(4)	51	Director	2018
Edmund P. Segner, III (1)(3)(4)	67	Director	2009
Randy I. Stein (1)(2)(4)	67	Director	2004

(1)Member of the Compensation Committee.
(2)Member of the Nominating and Corporate Governance Committee.
(3)Member of the Reserves and EHS Committee.
(4)Member of the Audit Committee.

Jim W. Mogg. Mr. Mogg has served as a director of the Company since May 2007, as Lead Director from February 2010 until January 2013, and as Chair since January 2013. Mr. Mogg has served as a director of Matrix Service Company, a publicly traded engineering and construction company, since August 2013, and was elected as Chairman in October of 2018. Mr. Mogg has served as a director of ONEOK, Inc., a publicly traded diversified energy company, since July 2007. Mr. Mogg served as a director of ONEOK Partners, L.P. from August 2009 until it was merged into an affiliate in July 2017 and ceased to be publicly traded. From 2005 to 2007, Mr. Mogg served as Chairman of DCP Midstream GP, LLC, the general partner of DCP Midstream Partners, L.P., and from 2004 through 2006, Mr. Mogg was Group Vice President and Chief Development Officer for Duke Energy Corporation. Mr. Mogg is currently on the Audit Committee and Nominating and Corporate Governance Committee at ONEOK Inc. Mr. Mogg served as President and Chief Executive Officer of DCP Midstream, LLC from December 1994 to March 2000, and as Chairman, President and Chief Executive Officer from April 2000 through December 2003. DCP Midstream, LLC was the general partner of TEPPCO Partners, LP and Mr. Mogg was Vice Chairman of TEPPCO Partners from April 2000 to May 2002 and Chairman from May 2002 to February 2005. In addition, Mr. Mogg held various executive and senior management positions at Duke Energy and Pan Energy over a 27 year period. Mr. Mogg has a Bachelor of Science in Mathematics from Southwestern Oklahoma State University and completed the Advanced Management Program at Harvard University. The Board has concluded that Mr. Mogg is qualified to serve as a director due to his extensive oil and gas industry executive management experience, including serving as chief executive officer, in addition to extensive experience as a public company director.

Scott A. Gieselman. Mr. Gieselman has served as a director of the Company since March 2018. Mr. Gieselman has served as a Partner at NGP Energy Capital Management, L.L.C. since April 2007. Prior to joining NGP, Mr. Gieselman worked in various positions in the investment banking energy group of Goldman, Sachs & Co., where he became a partner in 2002. From February 2017 through April 2019, Mr. Gieselman served on the board of Vantage Energy Acquisition Corp. He served as a Director of WildHorse Resources II, LLC, a private independent energy company, and WildHorse Resource Development Corporation, a Houston-based independent oil and natural gas company, from September 2016 until its merger with Chesapeake Energy in February 2019. Mr. Gieselman served as a member of the board of directors of Rice Energy, Inc. from January 2014 until April 2017, and was a member of the board of directors of Memorial Resource Development Corp. from its formation until it was acquired by Range Resources Corporation in September 2016. In addition, Mr. Gieselman served as a member of the board of directors of Memorial Production Partners GP LLC from December 2011 until March 2016. Mr. Gieselman received a B.S. in 1985 and an M.B.A. in 1988 from Boston College. The Board has concluded that Mr. Gieselman is qualified to serve as a director due to his extensive banking and strategic advisory experience.

Craig S. Glick. Mr. Glick has served as a director of the Company since March 2018. Mr. Glick has over 35 years of legal and financial experience. He joined NGP Energy Capital Management, L.L.C. in 2006, serves as Partner of the NGP Funds, and sits on the Firm’s Executive Committee. Previously, Mr. Glick served as Managing Director and General Counsel for NGP Midstream & Resources from 2006 to 2008. From February 2017 through April 2019, Mr. Glick served on the board of Vantage Energy Acquisition Corp.. He was a founding partner of Kosmos Energy Holdings and served as Senior Vice President, General Counsel and Corporate Secretary from 2003 to 2006. His previous tenures also include Hunt Resources and Hunt Oil Company (1999 to 2003), Gulf Canada Resources, Limited (1994 to 1999), and Torch Energy Advisors (1994). Mr. Glick was a Partner in the law firm Vinson & Elkins from 1985 to 1994, and has been a director of Northern Blizzard Resources, Inc., Parallel Energy Trust, Westside Energy, Inc. and Gulf Indonesia Resources. Mr. Glick received a B.A. in Political Science, cum laude, in 1982 from Tulane University and earned a J.D. in 1985 from the University of Texas School of Law, where he was a member of the Texas Law Review. The Board has concluded that Mr. Glick is qualified to serve as a director because he is an attorney with a strong oil and gas industry background, and has served as a director of numerous public and private oil and gas companies.

Andrew C. Kidd. Mr. Kidd has served as a director of the Company since June 2020, and previously from March 2018 through April 2020. Since September 2020, Mr. Kidd has served as a director of all of the subsidiaries of Gulfport Energy Corporation. Since June 2020, Mr. Kidd has served as a director of a privately held oil and gas company with operations in Pennsylvania and as a Director of a privately owned financial services company based in New York. Mr. Kidd has also served on the boards of Sheridan Production Partners I, LLC and its affiliated entities as an Independent Director between February, 2019 and March, 2020 and as an Independent director on a privately held oil and gas company with operations in Louisiana between June, 2020 and December, 2020. Mr. Kidd also served as Senior Vice President and General Counsel at Ultra Petroleum from November 2018 until March 2019. From May 2017 to November 2018, Mr. Kidd served as an Independent Manager for GenOn Americas Generation, Inc. in connection with the GenOn bankruptcy. Mr. Kidd served as the Chief Executive Officer, President and General Counsel of Samson Investment Company and Samson Resources Corporation from February 2016 through March 2017, and served on the Company's Executive Team as Senior Vice President and General Counsel from September 2013 through January 2016. From October 2011 to August 2013, he served as Partner and General Counsel of Anthem Energy, a private investment manager that develops and operates energy investments. Prior to joining Anthem, Mr. Kidd was Senior Vice President and General Counsel of Quantum Utility Generation, LLC, a power generation asset operator. From August 2004 to December 2008, Mr. Kidd was with Constellation Energy Group, Inc. (“CEG”), serving in various positions, including Deputy General Counsel of CEG, General Counsel of Constellation Energy Resources, the business organization representing CEG's customer supply, global commodities and portfolio management activities, and a member of the Board of Managers of Constellation Energy Partners LLC, a publicly traded exploration and production company that was previously sponsored by CEG. Earlier in his career, he served as Senior Vice President and Deputy General Counsel of El Paso Corporation and held various officer level positions at Covanta Energy, Inc. Mr. Kidd began his law career as an associate at DLA Piper in Baltimore, Maryland. Mr. Kidd received his Bachelor of Arts degree from Dartmouth College and his Juris Doctorate degree, with honors, from the University of Maryland School of Law, where he was an editor of the University of Maryland Law Review. The Board has concluded that Mr. Kidd is qualified to serve as a director because he is an attorney with significant legal and executive management experience in the oil and gas industry.

Lori A. Lancaster. Ms. Lancaster has served as a director of the Company since December 2018. Ms. Lancaster has extensive experience in the oil and gas sector and is a former Managing Director of the Global Energy Group at UBS Securities, a position she held from December 2013 to August 2016. Prior to UBS she was a Managing Director in the Global Natural Resources groups at Goldman, Sachs & Co. from July 1999 to July 2008 and Nomura Securities from June 2010 to September 2013. During her 18-year tenure in investment banking, she led or was a key member of the execution team on more than $60 billion of announced energy M&A deals and led the structuring and execution of numerous capital markets transactions. In November 2020, Ms. Lancaster became a director at Laredo Petroleum, Inc., an oil and gas exploration and development company focused on the Permian Basin, and she currently serves on Laredo’s Audit and Compensation Committees. She also previously served as an independent director on Energen Corporation’s Board of Directors. Ms. Lancaster earned a bachelor’s degree from Texas Christian University and a Master of Business Administration degree from the University of Chicago’s Booth School of Business. The Board has concluded that Ms. Lancaster is qualified to serve as a director due to her extensive finance and investment banking experience, including capital markets and M&A experience focused on the oil and gas industry.

Edmund P. Segner, III. Mr. Segner has served as a director of the Company since August 2009. Mr. Segner is a professor in the practice of engineering management in the Department of Civil and Environmental Engineering at Rice University in Houston, Texas, a position he has held since July 2006. In 2008, Mr. Segner retired from EOG Resources, Inc. (“EOG”), a publicly traded independent oil and gas exploration and production company. Among the positions he held at EOG were President, Chief of Staff, and Director from 1999 to 2007. From March 2003 through June 2007, he also served as the principal financial officer of EOG. Mr. Segner has served as a director of Archrock, Inc., a natural gas contract compression services company, since July of 2018, and Laredo Petroleum, Inc., an oil and gas exploration and development company focused on the Permian Basin, since August of 2011. He previously served as a director of Archrock GP LLC (formerly

Exterran GP LLC) from May 2009 until April 2018, and Midcoast Energy Partners, L.P., a master limited partnership engaged in the natural gas and natural gas liquids midstream business primarily in Texas and Oklahoma, from February 2014 until April 2017. He also served as a director of Seahawk Drilling, Inc., an offshore oil and natural gas drilling company, from August 2009 until October 2011. Mr. Segner graduated from Rice University with a Bachelor of Science degree in civil engineering and received an M.A. degree in economics from the University of Houston. He is a certified public accountant. The Board has concluded that Mr. Segner is qualified to serve as a director because of his financial accounting expertise and many years of executive management experience in the oil and gas industry.

Randy I. Stein. Mr. Stein has served as a director of the Company since July 2004. Mr. Stein is a self-employed tax, accounting, and general business consultant, having retired from PricewaterhouseCoopers LLP, formerly Coopers & Lybrand LLP, in 2000. Mr. Stein was employed for 20 years with PricewaterhouseCoopers LLP, most recently as principal in charge of the Denver, Colorado tax practice. From January 2005 until September 2020, Mr. Stein served as a director and Chairman of the Audit Committee of Denbury Resources Inc., a publicly traded exploration and production company. Mr. Stein served as Audit Committee Chairman, Co-Chairman of the Nominating/Corporate Governance Committee, and a member of the Compensation Committee of Westport Resources Corp., a Denver-based public oil and gas company, from 2000 until it was acquired in 2004. Mr. Stein served from 2001 through 2005 as a director of Koala Corporation, a Denver-based public company engaged in the design, production, and marketing of family convenience products, where he served on the Audit and Compensation Committees. In February of 2020, Mr. Stein joined the board of Club Oil & Gas Inc., a private company that invests in oil and gas and real estate interests. The Board has concluded that Mr. Stein is qualified to serve as a director because of his expertise in financial accounting and taxation, and many years of service as a director, including for other publicly traded oil and gas companies.

Executive Officers	Age	Position	Year First Elected as Director
R. Scot Woodall	59	Chief Executive Officer and President	2013
Paul W. Geiger, III (1)	49	Chief Operating Officer	—
William M. Crawford	53	Chief Financial Officer	—

(1)Effective February 23, 2021, Paul W. Geiger, III separated from the Company. In compliance with SEC disclosure rules, information regarding Mr. Geiger’s compensation is being included in this 10-K/A because he was a NEO for the fiscal year ended December 31, 2020.

R. Scot Woodall. Mr. Woodall has served as our Chief Executive Officer and President since January 2013, and became a director of the Company in May 2013. Mr. Woodall previously served as Chief Operating Officer from July 2010 until January 2013. He served as Executive Vice President-Operations from February 2010 until July 2010 and as our Senior Vice President-Operations from April 2007 until February 2010. Mr. Woodall has over 30 years of industry experience. Mr. Woodall received a Mechanical Engineering degree from Louisiana State University in 1984. He received much of his technical training and operations experience while employed at Amoco. He was exposed to a variety of basins and operating environments at multiple field, district, and regional Amoco offices. Mr. Woodall later worked at Snyder Oil and Forest Oil companies, holding a variety of operations and asset management positions.

William M. Crawford. Mr. Crawford has served as Chief Financial Officer since May 2018, and previously served as Senior Vice President - Treasury and Finance from February 2016 until May 2018. He served as Vice President - Finance and Marketing from February 2009 until February 2016, and served as Director - Finance, Financial Analyst and in other functions in the finance department since joining the Company in 2004. From 1994 through 2003, Mr. Crawford held various domestic and international positions in accounting and finance with several subsidiaries of Schlumberger Limited, an international oilfield services company. Mr. Crawford has a Bachelor of Science in Accounting degree from Colorado State University.

CORPORATE GOVERNANCE

Set forth below in question and answer format is a discussion about our corporate governance policies and practices and other matters relating to our Board of Directors and its committees.

General

Have you adopted corporate governance guidelines?
Yes, our Board has formally adopted corporate governance guidelines that address such matters as director qualification standards, director responsibilities, Board committees, director access to management and independent advisors, director compensation, director orientation and continuing education, evaluation of our chief executive officer, management succession, and performance evaluations of our Board.

Have you adopted a code of business conduct and ethics?
Yes, our Board has formally adopted a corporate code of business conduct and ethics applicable to our directors, officers, and employees. Our corporate code includes a financial code of ethics applicable to our chief executive officer, chief financial officer, and controller or chief accounting officer.

How can I view or obtain copies of the corporate governance materials?
Current copies of the guidelines and codes mentioned above, as well as the charters for each standing committee of our Board and our bylaws (the “Bylaws”), are available on our website for viewing and printing. Go to www.hpres.com, then to the “Corporate Responsibility” tab and then to the “Corporate Governance” tab. We also will provide shareholders with a free copy of these materials upon request. Requests may be made by mail, telephone, or via the Internet as follows:

HighPoint Resources Corporation
Attention: Corporate Secretary
555 17th Street, Suite 3700
Denver, Colorado 80202
(303) 293-9100
via Internet: Go to www.hpres.com.com, then to the “Corporate Responsibility” tab and then to the “Contact Us” tab

Board of Directors

How many independent directors are on the Board? How do you determine whether a director is independent?
Our Board affirmatively determined that five of the eight directors serving at the end of fiscal year 2020 are “independent” as that term is defined by NYSE rules, i.e., Messrs. Kidd, Mogg, Segner, and Stein, and Ms. Lancaster. In making the independence determination, the Board of Directors considered the directors’ relationships with us, including commercial relationships with entities affiliated with the directors, and the specific provisions of the NYSE corporate governance standards that would make a director not independent. The purpose of this review was to determine whether any of these relationships or transactions were material and, therefore, inconsistent with a determination that the director is independent. As a result of this review, our Board affirmatively determined, based on its understanding of these transactions and relationships, that the directors named above are independent under the standards set forth by the NYSE.

How many times did the Board meet last year?
Our Board met in person or by telephone conference fifteen times during 2020.

Did any of the directors attend fewer than 75% of the meetings of the Board and such director’s assigned committees during 2020?
No. All directors attended at least 75% of the meetings of our Board and assigned committees during 2020.

How many of the directors attended the 2020 annual meeting of shareholders?
All directors attended the virtual annual meeting of shareholders in 2020. We strongly encourage our directors to attend annual meetings, but we do not have a formal policy regarding attendance.

What is the Board leadership structure?
Our Board is headed by our Chair of the Board. Currently, our Chair is director Jim W. Mogg. As Chair, Mr. Mogg presides over meetings of the full Board of Directors and prepares the agendas for these meetings in consultation with the Chief Executive Officer.

We believe our Board leadership structure is appropriate because the Chair of the Board, through his consultation with the Chief Executive Officer, is able to prepare agendas that reflect the current needs of the Company due to the Chief Executive Officer’s day-to-day management of the Company and the Chair’s consideration of the strategic needs of the Company. The Chair is able to assist the full Board of Directors with oversight of management, strategic planning, and risk oversight and assessment through his interaction with the Chief Executive Officer, his collaboration with the Chief Executive Officer on Board meeting agendas, and his setting of agendas and presiding over executive sessions of the non-management directors.

Do the non-management directors and independent directors meet in executive session?
Yes, the independent directors (a group that includes all non-management directors) meet separately at least quarterly, usually at each regularly scheduled meeting of our Board. Our corporate governance guidelines provide that the presiding director position for executive sessions shall be the Chair (a non-management director elected by the Board). If there is no Chair or the Chair is absent, the presiding director position will rotate among the Chairs of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.

What is the Board’s role in risk oversight?
The Board administers its risk oversight function directly and through its committees. The Board has regular discussions with management regarding our major risk exposures, their potential operational and financial impact on the Company, and the steps we take to manage them. These discussions occur at least quarterly, usually during regular meetings of the Board of Directors. The Audit Committee is tasked with monitoring the Board’s processes concerning risk assessment and risk management, and each of the Board’s committees oversees risks associated with its respective areas of responsibility. For example, the Audit Committee also administers risk oversight through its oversight of our internal audit function and interaction with internal audit staff, other management, and our outside auditors. The Compensation Committee administers risk oversight through its oversight of compensation practices and its assessment of the potential impact of those practices on risk-taking. The Nominating and Corporate Governance Committee administers risk oversight through its oversight of our internal corporate governance processes and our management succession plan. The Reserves and Environmental Health & Safety (EHS) Committee administers risk oversight through its oversight of our independent engineering consultants and our reserves evaluation process and reporting system, and through its oversight of environmental, health and safety policies, practices and procedures.

How can interested parties communicate directly with the non-management directors?
Shareholders and other interested parties who are interested in communicating directly with the non-management directors may write to the non-management directors at the address of our corporate headquarters. Similarly, shareholders and other interested parties who would like to communicate directly with the entire Board of Directors may direct their questions or comments to the Board of Directors in care of the Corporate Secretary at our headquarters. Our Corporate Secretary will forward all correspondence to the Board of Directors.

How are the directors compensated?
See “Executive Compensation-Director Compensation” for information about our director compensation.

Committees

Does the Board have any standing committees?
Yes, our Board presently has the following standing committees:

•Audit Committee;
•Compensation Committee;
•Nominating and Corporate Governance Committee; and
•Reserves and Environmental Health & Safety (EHS) Committee.

As required by the NYSE, each of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee is composed entirely of independent directors. From time to time, the Board may appoint other committees or subcommittees for specific purposes.

Has the Board adopted charters for each of these committees? If so, how can I view or obtain copies of them?
Yes, our Board has adopted a charter for each of these committees. Current copies of the charters are available on our website for viewing and printing. Go to www.hpres.com, then to the “Corporate Responsibility” tab and then to the “Corporate Governance” tab. We also will provide shareholders with a free copy of the charters upon request. See “Corporate Governance-General- How can I view or obtain copies of the corporate governance materials?” for more information about requesting copies from us.

Audit Committee

What does the Audit Committee do?
The primary purposes of the Audit Committee are to assist the Board in monitoring:

•The integrity of our financial statements;

•Our independent public accounting firm’s qualifications and independence. In addition, the Audit Committee approves the appointment of our independent public accountants and their associated fees and terms of service;
•The performance of our internal audit function and independent accountants;
•Our compliance with legal and regulatory requirements applicable to financial reporting, including required disclosures for the Company’s financial statement filings with the SEC; and
•The Board’s processes concerning risk assessment and risk management.

Who are the members of the Audit Committee?
The Audit Committee currently consists of Lori A. Lancaster, Edmund P. Segner, III, and Randy I. Stein, with Mr. Stein serving as Chair.

Does the committee have an Audit Committee financial expert?
Yes, the Board has determined that both Mr. Stein and Mr. Segner meet the qualifications of an “audit committee financial expert” as defined by SEC rules. The Board has determined that all members of the Audit Committee are independent under the standards set forth by the NYSE and SEC rules.

How many times did the Audit Committee meet last year?
The Audit Committee held six meetings in person or by telephone conference during 2020.

Compensation Committee

What does the Compensation Committee do?
The primary purposes of the Compensation Committee are to:

•Annually review and approve, in coordination with the Chair of the Board and the Nominating and Corporate Governance Committee, corporate goals and objectives relevant to the Chief Executive Officer, and evaluate the Chief Executive Officer’s performance in light of those goals and objectives;
•Review, evaluate and approve the compensation of all directors, officers and other key executives;
•Review and discuss our compensation discussion and analysis with management and recommend its inclusion in our proxy statement; and
•Produce a report on executive compensation each year for inclusion in our annual proxy statement.

The Compensation Committee has the sole authority to oversee the administration of compensation programs applicable to all of our employees, including executive officers. The Compensation Committee may delegate some or all of its authority to subcommittees when it deems appropriate and in compliance with applicable law and regulations.

Who are the members of the Compensation Committee?
The Compensation Committee currently consists of Andrew C. Kidd, Jim W. Mogg, Edmund P. Segner, III, and Randy I. Stein, with Mr. Segner serving as Chair.

How many times did the Compensation Committee meet last year?
The Compensation Committee held nine meetings in person or by telephone conference during 2020.

What are the Compensation Committee’s processes and procedures for consideration and determination of executive compensation?
The Compensation Committee reviews executive compensation at least annually. With limited exceptions, the Compensation Committee makes all decisions regarding the compensation of our executive officers in the first quarter of each year. These decisions include adjustments to base salary, grants of cash bonuses, and grants of equity awards. See “Executive Compensation-Compensation Discussion and Analysis” for more information regarding the Compensation Committee’s processes and procedures for consideration and determination of executive compensation.

Does the Compensation Committee utilize the services of a compensation consultant?
Yes. The Compensation Committee retains an independent advisor who reports directly to the Committee.

Compensation Committee Interlocks and Insider Participation.
None of the members of the Compensation Committee is or has been an officer of the Company, nor did any of them have any relationships requiring disclosure by the Company under Item 404 of SEC Regulation S-K. None of Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, an executive officer of which served as a director of the Company or member of the Compensation Committee during 2020.

Nominating and Corporate Governance Committee

What does the Nominating and Corporate Governance Committee do?
The primary purposes of the Nominating and Corporate Governance Committee are to:

•Identify, consider, and recommend qualified nominees to serve on our Board of Directors and each standing committee;
•Oversee the annual evaluation of the Board and report to the Board with an assessment of the Board’s performance;
•Annually review and approve, in coordination with the Compensation Committee, corporate goals and objectives relevant to the Chief Executive Officer and evaluate the Chief Executive Officer’s performance in light of those goals and objectives;
•Maintain a management succession plan; and
•Develop and oversee our internal corporate governance processes.

Who are the members of the Nominating and Corporate Governance Committee?
The Nominating and Corporate Governance Committee currently consists of Lori A. Lancaster, Jim W. Mogg, and Randy I. Stein, with Ms. Lancaster serving as Chair.

How many times did the committee meet last year?
The Nominating and Corporate Governance Committee held five meetings during 2020.

What guidelines does the Nominating and Corporate Governance Committee follow when considering a director nominee for a position on the Board?
The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become directors and for evaluating potential or suggested director nominees. Although the Nominating and Corporate Governance Committee has not established written criteria or a set of specific minimum qualifications, our corporate governance guidelines provide that any assessment of a potential director nominee will include the individual’s qualification as independent, as well as consideration of his or her background, ability, judgment, skills, and experience in the context of the needs of our Board, taking into account diversity of gender and ethnic background. The Nominating and Corporate Governance Committee also considers whether a prospective nominee has relevant business or financial experience or a specialized expertise. Our Board of Directors believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow it to fulfill its responsibilities.

Does the Nominating and Corporate Governance Committee consider candidates for the Board who are recommended by shareholders and, if so, what are the procedures for submitting such recommendations?
Yes, the Nominating and Corporate Governance Committee considers suggestions from many sources, including shareholders, regarding possible candidates for director. Nominations from shareholders will be considered on the same basis as nominees from other sources. Any such suggestions, together with appropriate biographical information, should be submitted to the Chair of the Nominating and Corporate Governance Committee, c/o Kenneth A. Wonstolen, Secretary, HighPoint Resources Corporation, 555 17th Street, Suite 3700, Denver, Colorado 80202. See “What is the process a shareholder must follow to nominate a director?” below for a summary of applicable requirements if a shareholder seeks to nominate a candidate directly to the shareholders, i.e., without the approval of the Nominating and Corporate Governance Committee or the Board.

What is the process a shareholder must follow to nominate a director?
Our Bylaws provide that nominations for the election of directors may be made by or at the direction of the Board of Directors, which has directed the Nominating and Corporate Governance Committee to make nominations, or by any shareholder entitled to vote for the election of directors. The Bylaws set forth certain procedural requirements for a shareholder who seeks to nominate a candidate directly to the shareholders. To be considered, such a nomination generally must be made by notice in writing, delivered to our Corporate Secretary at our principal executive offices, not less than 60 days nor more than 90 days prior to the first anniversary of the date on which we first mailed our proxy materials for the previous year’s annual meeting of shareholders. If the date of the annual meeting is advanced more than 30 days prior to or delayed by more than 30 days after the anniversary of the preceding year’s annual meeting, or if no such meeting was held in the preceding year, notice by the shareholder to be timely must be so delivered not later than the close of business on the later of (a) the 90th day prior to such annual meeting or (b) the 10th day following the day on which public announcement of the date of such meeting is first made. Each notice of nomination of directors by a shareholder must set forth specified information, including:

•The name, age, business address and, if known, residence address of each nominee proposed in the notice;

•The principal occupation or employment of each such nominee for the five years preceding the date of the notice;
•The number of shares of our stock that are beneficially owned by each nominee and any derivative instruments convertible into or with a value derived from the value of our stock;
•Any other information required by Regulation 14A under the Exchange Act to be disclosed in solicitations for proxies for the election of nominees for director;
•Whether the shareholder making the nomination intends to deliver a proxy statement and form of proxy to holders of a sufficient number of holders of the Corporation’s voting shares to elect such nominee or nominees;
•The nominee’s written consent to serve as a director if elected; and
•As to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (i) the name and address of such shareholder, as they appear on our books, and of such beneficial owner, (ii) the class and number of our shares that are owned beneficially and of record by such shareholder and such beneficial owner, and (iii) whether either such shareholder or beneficial owner intends to deliver a proxy statement and form of proxy to holders of a sufficient number of our voting shares to elect such nominee or nominees.

The chair of any meeting of shareholders may, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with this procedure and that the defective nomination will be disregarded.

Reserves and Environmental Health & Safety (EHS) Committee

What does the Reserves and Environmental Health & Safety Committee do?
The primary purposes of the Reserves and Environmental Health & Safety Committee are to:

•Approve the appointment of, and any proposed change in, the independent engineering consultants retained to assist us in the annual review of our reserves;
•Approve the scope of and oversee an annual review or audit of our reserves by the independent engineering consultants, having regard to industry practices and all applicable laws and regulations;
•Review the qualifications and independence of our independent engineering consultants and monitor their performance;
•Approve the independent engineering consultants’ engagement fees and terms of service;
•Review the integrity of our reserves evaluation process and reporting system;
•Review any material reserves adjustments;
•Review variances between the Company’s and the independent engineering consultant’s estimates of reserves;
•Review the Company’s environmental, health and safety policies, practices and procedures; and
•Review EHS results, near misses, actions undertaken, and the Company’s efforts associated with the Company’s EHS culture.

Who are the members of the Reserves and Environmental Health & Safety Committee?
The Reserves and Environmental Health & Safety Committee currently consists of Andrew C. Kidd, Jim W. Mogg, Edmund P. Segner, III, with Mr. Kidd serving as Chair.

How many times did the Reserves and Environmental Health & Safety Committee meet last year?
The Reserves and Environmental Health & Safety Committee held five meetings during 2020.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics governing business conduct and relevant actions of our officers, directors, employees, and certain other persons who have relationships or dealings with us. The Code of Business Conduct and Ethics includes our code of ethics for senior financial management. The Code of Business Conduct and Ethics also sets forth procedures for reporting concerns about accounting, auditing, internal controls, financial, or other matters, and provides a mechanism for submitting any concerns or questions either to our General Counsel or to a third party monitored hotline service. A current copy of the Code of Business Conduct and Ethics is posted on our website at www.hpres.com and a printed copy may be obtained by sending a request to our Corporate Secretary at our corporate headquarters. Any waiver of a provision of the Code of Business Conduct and Ethics that applies to our directors or executive officers is required to be approved by the Board or the Nominating and Corporate Governance Committee, will be disclosed in accordance with the relevant rules and regulations of the SEC and the NYSE, and will be posted on our website.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION TABLES

Summary Compensation Table

The following table sets forth the compensation paid or accrued to the NEOs for the fiscal years ended December 31, 2020 and December 31, 2019.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
R. Scot Woodall	2020	$556,508	$2,304,225	$—	$64,616	$2,925,349
Chief Executive Officer and President	2019	$593,000	$3,877,028	$326,150	$74,390	$4,870,568
Paul W. Geiger, III (4)	2020	$406,625	$913,311	$—	$41,126	$1,361,062
Chief Operating Officer	2019	$425,573	$1,152,595	$206,019	$26,891	$1,811,078
William M. Crawford	2020	$358,599	$604,086	$—	$52,022	$1,014,707
Chief Financial Officer	2019	$374,687	$1,016,459	$165,418	$41,727	$1,598,291

(1)The amounts reported in this column reflect the grant date fair value of restricted stock awards and performance cash unit awards, as calculated in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” For additional information concerning our application of FASB ASC Topic 718, see Note 11 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The amounts shown disregard the estimate of forfeitures related to service-based vesting conditions. The grant date fair value of restricted stock awards and performance cash unit awards granted to our NEOs is as follows for 2020:

Name	Shares of Restricted Stock ($) (a)	Performance Cash Units ($) (a)(b)	Total ($)
R. Scot Woodall	$921,690	$1,382,535	$2,304,225
Paul W. Geiger, III	$365,313	$547,998	$913,311
William M. Crawford	$241,623	$362,463	$604,086

(a)These awards are measured at grant date fair value based on the closing price of the Company’s common stock on February 6, 2020 ($57.00 per share).
(b)The maximum potential grant date fair values of the performance cash units, assuming that each individual ultimately earned 200% of the total number of units granted, are as follows: Mr. Woodall- $2,765,070; Mr. Geiger- $1,095,996; Mr. Crawford- $724,926. However, during the year ended December 31, 2020, these awards were forfeited due to the cancellation of all performance cash programs granted in any year in connection with the entry into retention agreements in October 2020 with each of our NEOs. See “Severance and Change-in-Control Agreements” below.

(2)The NEOs were not paid any non-equity incentive plan compensation during the year ended December 31, 2020, as any rights to cash incentive compensation for 2020 was forfeited in connection with the entry into retention agreements in October 2020. See “Severance and Change-in-Control Agreements” below.
(3)The amounts reported in the “All Other Compensation” column consist of (i) reimbursements for wellness (maximum of $1,200 per year per NEO) and parking (maximum of $2,700 per year per NEO); (ii) the amounts listed below relating to our 401(k) matching contributions; (iii) the amounts listed below of our discretionary Company contributions made to our NEOs under the Bill Barrett Corporation Executive Nonqualified Excess Plan (the “2010 Deferred Compensation Plan”);(iv) the amounts listed below relating to long-term disability supplemental insurance for 2020; and (v) the amounts listed below relating to a one-time voluntary vacation payout in 2020.

Name	401(k) Matching Contributions	NQDC Matching Contributions	Long-Term Disability Supplemental	Voluntary Vacation Payout
R. Scot Woodall	$17,100	$35,860	$8,952	$—
Paul W. Geiger, III	$15,204	$19,659	$3,554	$—
William M. Crawford	$17,100	$15,122	$3,083	$13,014

(4)Effective February 23, 2021, Mr. Geiger separated from the Company. In compliance with SEC disclosure rules, information regarding Mr. Geiger’s compensation is being included in this 10-K/A because he was a NEO for the fiscal year ended December 31, 2020.

Outstanding Equity Awards at December 31, 2020

The following table contains information with respect to outstanding equity awards for the named executive officers at December 31, 2020.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
R. Scot Woodall
2012 Incentive Plan (1)	1,721	$15,764
2012 Incentive Plan (2)	8,558	$78,391
2012 Incentive Plan (3)	16,170	$148,117
Paul W. Geiger, III
2012 Incentive Plan (4)	593	$5,432
2012 Incentive Plan (2)	2,544	$23,303
2012 Incentive Plan (3)	6,409	$58,706
William M. Crawford
2012 Incentive Plan (1)	293	$2,684
2012 Incentive Plan (5)	152	$1,392
2012 Incentive Plan (2)	2,244	$20,555
2012 Incentive Plan (3)	4,239	$38,829

(1)These shares of restricted stock were granted on February 7, 2018 and vest 33.3% on February 16, 2019, 2020 and 2021.
(2)These shares of restricted stock were granted on February 6, 2019 and vest 33.3% on February 16, 2020, 2021 and 2022.
(3)These shares of restricted stock were granted on February 6, 2020 and vest 33.3% on February 16, 2021, 2022 and 2023.
(4)These shares of restricted stock were granted on July 11, 2018 and vest 33.3% on July 15, 2019, 2020 and 2021.
(5)These shares of restricted stock were granted on May 10, 2018 and vest 33.3% on May 15, 2019, 2020 and 2021.

Severance and Change-in-Control Arrangements

We previously had change-in-control agreements (the “CIC Agreements”) with our NEOs and certain other executives which were effective as of March 20, 2018. Additionally, NEOs were previously eligible to participate in the Company’s Executive Severance Guidelines and Executive Retirement, Death and Disability Guidelines (the “Severance Policy”). Effective as of October 9, 2020, we entered into revised compensation agreements with the NEOs which replaced all previously existing compensation arrangements (the “Retention Agreement”), including the CIC Agreements and the Severance Policy. Under the Retention Agreement, R. Scot Woodall, the Company’s Chief Executive Officer and President, received $3,066,465; and William M. Crawford, the Company’s Chief Financial Officer, received $1,461,126. These amounts are subject to certain clawback provisions if conditions of the agreement are not met, therefore they were not reported above within the Summary Compensation Table in the year of grant, but will be reported in the year in which all potential clawback provisions have terminated. Upon the consummation of a change in control (as defined in the CIC Agreements) or the termination of an NEO’s employment by the Company without “cause” or by the NEO for “good reason,” or as a result of the NEO’s death or disability, these amounts are no longer subject to the clawback provisions in the CIC Agreements. “Cause” generally means, subject to certain notice and cure conditions, (i) the NEO’s failure to perform the duties reasonably assigned to the NEO by Company, (ii)

a good faith finding by Company of the NEO’s dishonesty, gross negligence or misconduct, (iii) a material breach by the NEO of any written Company employment policies or rules, or (iv) the NEO’s conviction for, or the NEO’s plea of guilty or nolo contendere to, a felony or any other crime which involves fraud, dishonesty or moral turpitude. “Good reason” generally means, subject to certain notice and cure conditions, (a) the Company’s assignment to the NEO of duties materially and adversely inconsistent with, or substantial adverse alteration in the nature of, the Employee’s responsibilities in effect immediately prior to the change in control, (b) a material reduction in either the NEO’s salary or target annual bonus opportunity (if a target annual bonus opportunity has been established for the NEO) as each is in effect on the date of a change in control, (c) the Company’s relocation of the NEO’s primary place of employment to any place in excess of 50 miles from the NEO’s place of employment immediately prior to the change in control without the NEO’s written consent, except for reasonably required travel by the NEO on the Company’s business, (d) any material breach by the Company of any provision of the Retention Agreement, or (e) any failure by the Company to obtain the assumption of the Retention Agreement by any successor (by merger, consolidation or otherwise) or assignee of the Company.

Paul W. Geiger, the Company’s former Chief Operating Officer, received $1,731,490 pursuant to the Retention Agreement. As a result of Mr. Geiger’s voluntary separation from the Company effective as of February 23, 2021, Mr. Geiger repaid $79,002 to the Company, and the Board of Directors of the Company waived the remaining clawback obligation in exchange for Mr. Geiger’s execution and non-revocation of a general release of claims in favor of the Company.

Director Compensation

In 2020, our non-employee directors (“Outside Directors”), with the exception of Mr. Gieselman and Mr. Glick, received an annual retainer of $65,000, paid in quarterly installments. The Chair of the Audit Committee received an additional annual retainer of $25,000, the Chair of the Compensation Committee received an additional annual retainer of $15,000, and the chairs of the other standing committees received an additional annual retainer of $10,000. The Non-Executive Chair of the Board received an additional retainer of $75,000, paid in quarterly installments.

Due to the historic decline in commodity prices, market volatility affecting the oil and gas industry, and the COVID-19 pandemic, beginning in the second quarter of 2020, NGP Natural Resources XI, L.P. (“NGP”) waived its director fees for Mr. Glick and Mr. Gieselman. Pursuant to the terms of the Stockholders Agreement dated March 19, 2018 among the Company, FCEC, and NGP, in lieu of equity compensation, each of Mr. Gieselman and Mr. Glick are entitled to receive cash compensation equal to twice the amount of the annual cash retainer payable to Outside Directors. Because NGP waived its director fees beginning with the second quarter of 2020, this amount was paid only in the first quarter of 2020.

Outside Directors are reimbursed for all reasonable out-of-pocket expenses incurred in attending meetings of the Board and its committees and director education programs.

Outside Directors (other than Mr. Glick and Mr. Gieselman) also receive annual compensation in the form of equity to better align their interests with the interests of our shareholders. The equity portion of the compensation for Outside Directors is paid in the form of restricted stock units. The restricted stock units are granted to each Outside Director on June 1 of each calendar year (the “Date of Grant”). All restricted stock units are settled in shares of common stock. Unless prior to the Date of Grant the director has elected a later settlement date, the restricted stock units are settled on the earlier to occur of the first anniversary of the Date of Grant or the date that the Outside Director ceases to be a director other than as a result of removal from office. Outside Directors elected other than at an annual meeting of shareholders are eligible for a partial equity award.

Mr. Woodall does not receive any additional compensation for his service as a director. All compensation he received during the 2020 year as an employee is reported within the Summary Compensation Table above.

2020 Director Compensation Table

The table below sets forth the compensation for our Outside Directors for the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Scott A. Gieselman	$32,500	$—	$32,500
Craig S. Glick	$32,500	$—	$32,500
Andrew C. Kidd (2)(3)(4)	$65,038	$30,678	$95,716
Lori A. Lancaster (2)	$72,500	$22,491	$94,991
Jim W. Mogg (2)	$140,000	$22,491	$162,491
Edmund P. Segner, III (2)	$78,750	$22,491	$101,241
Randy I. Stein (2)	$90,000	$22,491	$112,491
Mark S. Berg (4)	$29,643	$22,491	$52,134
William F. Owens (3)	$24,563	$—	$24,563
Michael R. Starzer (3)	$21,288	$—	$21,288
Michael E. Wiley (3)	$25,038	$—	$25,038

(1)The amounts reported in this column reflect the grant date fair value as of June 1, 2020 for all directors except for Mr. Kidd, which reflects the grant date fair value as of June 5, 2020, of the restricted stock unit awards as calculated in accordance with ASC Topic 718, of the portion of each director’s annual compensation paid in the form of restricted stock units. This amount disregards the estimate of forfeitures. For additional information about assumptions see Note 11 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
(2)As of December 31, 2020, each director held the following number of outstanding restricted stock units:

Name	Restricted Stock Units (#)
Scott A. Gieselman	—
Craig S. Glick	—
Andrew C. Kidd	1,753
Lori A. Lancaster	1,773
Jim W. Mogg	1,773
Edmund P. Segner, III	5,110	(a)
Randy I. Stein	1,773

(a)Includes 3,337 restricted stock units that have vested, but Mr. Segner chose to defer the settlement until a later date.

(3)Due to the Board’s decision to reduce its size by four members, Messrs. Kidd, Owens, Starzer and Wiley did not stand for re-election at the 2020 annual meeting of shareholders. Therefore, their terms ended April 28, 2020.
(4)Mr. Berg resigned effective June 4, 2020, and Mr. Kidd was reinstated effective June 5, 2020. Due to Mr. Berg’s resignation, he received a pro rata vest of 184 shares of the stock award included in the table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes show information as of March 24, 2021, except as otherwise noted, regarding the beneficial ownership of our common stock by:

•each shareholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•each member of our Board of Directors and each of our named executive officers; and
•all members of our Board of Directors and our executive officers as a group.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise indicated, the address for each person set forth in the table is c/o HighPoint Resources Corporation, 555 17th Street, Suite 3700, Denver, Colorado 80202.

In calculating the number of shares beneficially owned by each person and the percentage owned by each person, we have assumed that all shares issuable upon exercise of options or the vesting of stock awards within 60 days of March 24, 2021 are beneficially owned by that person. The total number of shares outstanding used in calculating the percentage owned does not include these shares for other persons.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned		Percentage of Outstanding Common Shares Beneficially Owned (1)
5% Shareholders:
Fifth Creek Energy Company, LLC 5753 South Prince Street Littleton, CO 80120	2,000,000	(2)	46.6%
Named Executive Officers:
R. Scot Woodall	49		*
Paul W. Geiger, III	—	(3)	*
William M. Crawford	6,204		*
Non-Employee Directors:
Jim W. Mogg	1,996	(4)	*
Scott A. Gieselman	—	(5)	*
Craig S. Glick	—	(5)	*
Andrew C. Kidd	4,079	(6)	*
Lori A. Lancaster	3,486	(4)	*
Edmund P. Segner, III	5,336	(7)	*
Randy I. Stein	2,159	(4)	*
All named executive officers and directors as a group (12 persons)	23,309	(8)	*

*Less than 1%.
(1)Based on an aggregate of 4,288,087 shares of our common stock outstanding as of March 24, 2021.
(2)Based solely on information as of February 13, 2019 included in a Schedule 13G filed with the SEC on February 13, 2019. Fifth Creek Energy Company, LLC (“FCEC”) holds shared voting power as to 2,000,000 shares and shared dispositive power as to 2,000,000 shares. The reported securities are owned directly by FCEC and indirectly by NGP XI US Holdings L.P. (“NGP XI US Holdings”), which owns a majority of the capital interests in FCEC. As a result, NGP XI US Holdings may be deemed to indirectly beneficially own the shares held by FCEC. NGP XI Holdings GP, L.L.C. (“NGP XI Holdings GP”) (the sole general partner of NGP XI US Holdings), NGP Natural Resources XI, L.P. (“NGP Natural Resources XI”) (the sole member of NGP XI Holdings GP), G.F.W. Energy XI, L.P. (“GFW Energy XI”) (the sole general partner of NGP Natural Resources XI) and GFW XI, L.L.C. (“GFW XI”) (the sole general partner of GFW Energy XI) may each also be deemed to share voting and dispositive power over the reported shares and therefore may also be deemed to be the beneficial owner of these shares. GFW XI has delegated full power and authority to manage NGP XI US Holdings to NGP Energy Capital Management, L.L.C. (“NGP ECM”) and accordingly, NGP ECM may be deemed to share voting and dispositive power over these shares and therefore may also be deemed to be the beneficial owner of these shares. Each of FCEC, NGP XI Holdings GP, NGP Natural Resources XI, GFW Energy XI, GFW XI and NGP ECM disclaims beneficial ownership of the reported securities in excess of its pecuniary interest therein.
(3)Effective February 23, 2021, Paul W. Geiger, III separated from the Company. In compliance with SEC disclosure rules, information regarding Mr. Geiger’s compensation is being included in this 10-K/A because he was a NEO for the fiscal year ended December 31, 2020.
(4)Includes 1,773 restricted stock units that could vest within 60 days of March 24, 2021.
(5)Mr. Gieselman and Mr. Glick do not have beneficial ownership of any shares of our common stock.
(6)Includes 1,753 restricted stock units that could vest within 60 days of March 24, 2021.
(7)Includes 3,337 vested restricted stock units for which Mr. Segner elected to defer settlement to a later date and 1,773 restricted common stock units that could vest within 60 days of March 24, 2021.
(8)Includes 8,997 restricted common stock units that could vest within 60 days of March 24, 2021 for all directors and executive officers as a group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

Pursuant to the terms of its Charter, the Audit Committee shall review, and approve, deny or ratify all related party transactions. Related party transactions are strongly discouraged. All proposed related party transactions are disclosed to, and subject to approval by, the Audit Committee, and are considered on a case-by-case basis.

In connection with a crude oil gathering project initiated in the fourth quarter of 2018, the Company entered into discussions with Outrigger Energy (“Outrigger”) for in-field crude gathering services. Outrigger is majority owned by an affiliate of NGP, and the transaction was identified as a potential related party transaction as a result of NGP’s affiliation with FCEC, which owns more than five percent of the Company’s voting securities. The Audit Committee reviewed the terms of the transaction. Based on the fact that multiple bids from unaffiliated vendors were solicited, received, and reviewed, and the terms of the proposed transaction taken as a whole were determined to be fair and reasonable to the Company, the Audit Committee approved the transaction with Outrigger. The Company paid $753,858 to Outrigger during 2019 for crude gathering services, and $1,409,019 in 2020.

Director Independence

The Board of Directors assesses directors' independence each year, and periodically as circumstances change. A director cannot be considered independent unless the Board affirmatively determines that such director does not have any material relationship with the Company, including any of the relationships that would disqualify the director from being independent under the rules of the NYSE. The Board affirmatively determined that five of the eight directors serving at the end of fiscal year 2020 are “independent” as that term is defined by NYSE rules, i.e., Messrs. Kidd, Mogg, Segner, and Stein, and Ms. Lancaster.

All members of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are considered independent, and otherwise satisfy NYSE listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees billed or expected to be billed by Deloitte & Touche LLP for the last two fiscal years (in thousands):

	2020	2019
Audit Fees (1)	$720,000	$645,000
Audit-Related Fees (2)	250,000	—
Tax Fees	—	—
All Other Fees (3)	1,977	1,977
Total Fees	$971,977	$646,977

(1)Includes aggregate fees billed for professional services rendered by Deloitte & Touche LLP for its audit of our annual financial statements, its review of our quarterly financial statements, and the audit of our internal controls as required under the Sarbanes-Oxley Act of 2002.
(2)Includes reviews of registration statements and related consents and comfort letters as well as audit services related to mergers and acquisitions.
(3)Includes an annual subscription for certain research software.

Audit Committee Pre-Approval

Our Audit Committee Charter provides that either: (1) the Audit Committee shall pre-approve all auditing and non-auditing services of the independent auditor, subject to de minimis exceptions for other than audit, review, or attest services that are approved by the Audit Committee prior to completion of the audit; or (2) the engagement of the independent auditor be entered into pursuant to pre-approved policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular services and the Audit Committee is informed of each service. The Audit Committee pre-approved all of Deloitte & Touche LLP’s fees for services in 2020 and 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibit Number	Description of Exhibits
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHPOINT RESOURCES CORPORATION

Date:	March 31, 2021	By:	/s/ R. Scot Woodall
R. Scot Woodall
Chief Executive Officer and President